Form 10-Q
period 2010-09-30
PHYHEALTH Corp
filed 2010-12-22
CIK 1472174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐ TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

COMMISSION FILE NUMBER: 333-163076

PHYHEALTH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	26-1772160
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

700 South Royal Poinciana Boulevard -- Suite 506
Miami, Florida 33166
(Address of principal executive offices)

(305) 779-1760
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

The number of outstanding shares of the registrant's common stock, par value $.0001, was 6,604,312 as of December 20, 2010.

TABLE OF CONTENTS

		Page #

PART 1 FINANCIAL INFORMATION:

ITEM 1	FINANCIAL STATEMENTS:

	Phyhealth Corporation Financial Statements for the Nine Months Ended September 30, 2010 and 2009 and the Period From January 18, 2008 (Inception) to September 30, 2010	3

	Physicians Healthcare Management Group, Inc. Consolidated Financial Statements for the Nine Months Ended September 30, 2010 and 2009 and the Period From February 14, 2005 (Inception) to September 30, 2010	12

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31

ITEM 4.	CONTROLS AND PROCEDURES	31

PART II OTHER INFORMATION:

ITEM 1	LEGAL PROCEEDINGS	32

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	32

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	32

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	32

ITEM 5	OTHER INFORMATION	32

ITEM 6	EXHIBITS	32

	Signatures	33

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Phyhealth Corporation
(a development stage company)

Financial Statements

Nine Months Ended September 30, 2010 and 2009
and the Period From January 18, 2008
(Inception) to September 30, 2010

Phyhealth Corporation
(a development stage company)

Phyhealth Corporation
(a development stage company)
Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash	$483	-
Total assets	$483	$-

LIABILITIES AND STOCKHOLDER'S DEFICIT
Accrued liabilities	$2,944	$2,671
Due to related party	20,889	-
Total current liabilities	23,833	2,671

Commitment (Note 3)

STOCKHOLDER'S DEFICIT
Preferred stock, 10,000,000 authorized, $0.0001 par value
Series A convertible preferred stock, 5,000,000 designated, none issued and outstanding	-	-
Series B convertible preferred stock, 5,000,000 designated, none issued and outstanding	-	-
Common stock, $0.0001 par value, 40,000,000 authorized, 1,000 shares
issued and outstanding	-	-
Additional paid-in capital	944	944
Deficit accumulated during the development stage	(24,294)	(3,615)
Total stockholder's deficit	(23,350)	(2,671)
Total liabilities and stockholder's deficit	$483	$-

The accompanying notes are an integral part of these unaudited financial statements.

Phyhealth Corporation
(a development stage company)
Statements of Operations - Unaudited

					January 18, 2008
	Three months ended		Nine months ended		(Inception) to
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010
Operating expenses:
General and administrative expenses	$9,706	$-	$20,679	$-	$24,294
Total operating expense	9,706	-	20,679	-	24,294

Net loss	$(9,706)	$-	$(20,679)	$-	$(24,294)

Net loss per share - basic and diluted	$(9.71)	$-	$(20.68)	$-	$(24.29)

Weighted average shares outstanding - basic and diluted	1,000	1,000	1,000	1,000	1,000

The accompanying notes are an integral part of these unaudited financial statements.

Phyhealth Corporation
(a development stage company)
Statement of Changes in Stockholder's Deficit - Unaudited
For the nine months ended September 30, 2010

								Deficit
								Accumulated
	Series A		Series B				Additional	during	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Development	Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Balance - December 31, 2009	-	$ -	-	$ -	1,000	$ -	$ 944	$ (3,615)	$ (2,671)

Net loss , nine months ended September 30, 2010	-	-	-	-	-	-	-	(20,679)	(20,679)

Balance - September 30, 2010	-	$ -	-	$ -	1,000	$ -	$ 944	$ (24,294)	$ (23,350)

The accompanying notes are an integral part of these unaudited financial statements.

Phyhealth Corporation
(a development stage company)
Statements of Cash Flows - Unaudited

			January 18, 2008
	Nine months ended		(inception) to
	September 30,		September 30,
	2010	2009	2010
Cash from operating activities:
Net loss	$(20,679)	$-	$(24,294)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock issued for organizational costs	-	-	944
Increase in due to related party	20,889	-	20,889
Increase in accrued liabilities	273		2,944
Net cash from operating activities	483	-	483

Net increase in cash	483	-	483
Cash, beginning of period	-	-	-
Cash, end of period	$483	$-	$483

Supplemental disclosures:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Phyhealth Corporation
(a development stage company)
Notes to Financial Statements - Unaudited
For the Nine months ended September 30, 2010

1.NATURE OF BUSINESS AND BASIS OF PRESENTATION

Basis of Presentation – The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.  For further information, refer to the audited financial statements and footnotes of the company for the years ending December 31, 2009 and 2008 and for the period from January 18, 2008 (inception) to December 31, 2009.

Nature of Business - These financial statements include the accounts of Phyhealth Corporation (Company).  On January 18, 2008 the Company was created in the state of Delaware as a wholly owned subsidiary of Physicians Healthcare Management Group, Inc. (PHMG).  The Company has been a dormant shell during 2008 and 2009.  The Company was created to receive the operating assets and liabilities of PHMG under a spin-off where shares of the Company will be distributed to the stockholders of PHMG and both PHMG and the Company would become independent publicly traded companies (See Note 4).

Both the Company and PHMG have been in the development stage through September 30, 2010.  PHMG’s activities have been principally devoted to organizational activities, raising capital, evaluating operational opportunities and fulfilling regulatory requirements.

Liquidity - The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company and its ability to meet its ongoing obligations. The Company has a net loss of $20,679 and net cash from operations of $483 in the nine months ended September 30, 2010 and a negative working capital, stockholders’ deficit and a deficit accumulated during the development stage of $23,350, $23,350 and $24,294, respectively, at September 30, 2010.  In addition, the Company has not generated any revenues through September 30, 2010.

These conditions, the receipt of assets and liabilities in the spin-off as described in the subsequent events note below, as well as other conditions noted below, were considered when evaluating the Company’s liquidity and its ability to meet its ongoing obligations. These consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

Management has completed a corporate restructuring as of November 9, 2010 that they believe will provide a better vehicle to raise additional capital.  This restructuring also allows the Company’s temporary equity to be classified to permanent equity; and once additional capital is raised, management believes it will afford them a more favorable outcome when submitting an application to receive an HMO certificate of authority from the state of Florida regulators. Although, the Company has enough funds to operate through the next twelve months, there can be no assurance that the management’s future application to operate as an HMO will be successful and that they can produce revenues to sustain operations.  However, management believes that they will be successful in obtaining a certificate of authority to operate an HMO and that they will be able to sustain operations well into the future.

Phyhealth Corporation
(a development stage company)
Notes to Financial Statements - Unaudited
For the Nine months ended September 30, 2010

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance and has been adopted by the Company.

Other ASUs that are effective after September 30, 2010 are not expected to have a significant effect on the Company’s financial position or result of operations.

2. RELATED PARTY TRANSACTIONS

The Company incurred $9,689, $20,662 and $23,333 in accounting and auditing fees for the three and nine months ended September 30, 2010 and the period January 18, 2008 (inception) to September 30, 2010, respectively.  Since the Company didn’t have a bank account during most of that time period, the parent company (PHMG) paid for the accounting and audit fees on behalf of the Company.  The Company owes $20,889 and $2,671 to PHMG at September 30, 2010 and December 31, 2009, respectively.

During the period from January 18, 2008 (inception) through September 30, 2010, the Company’s parent, PHMG, paid $944 of organizational costs of the Company in exchange for the 1,000 shares of the Company’s common stock.

3. COMMITMENT - SLEEP CARE CENTER OPERATOR AGREEMENT

On September 1, 2010, the Company entered into an agreement with an individual (Operator) to operate a series of sleep care centers, the activities of which were later incorporated under the name of Phyhealth Sleep Care Corporation (PHSC) as more fully described in the subsequent events footnote below.

The agreement provides that the Operator is to receive a $7,500 a month draw against a profit-sharing and compensation arrangement and upon the commencement of operations of the first sleep center he will receive 10,000 shares of the Company’s common stock.  The Profit-Sharing and compensation arrangement provides that the Operator will receive 25% of the net cash flow resulting from the operations of PHSC, one-third of which is paid in the Company’s stock and two-thirds in cash or stock at the option of the Operator.  As part of this agreement, the Operator joins the board of directors of the Company.

The agreement also provides that after 13 months, if PHSC has revenues of at least $15 million on an annualized basis, the Operator would have the right to compel the Company to spin-off PHSC to a separate public company.  The Operator would receive one-third of all classes of PHSC stock under such a spin-off, and sufficient numbers of the Company’s common shares in PHSC would become non-voting to allow the Operator to be the controlling shareholder of PHSC.

Phyhealth Corporation
(a development stage company)
Notes to Financial Statements - Unaudited
For the Nine months ended September 30, 2010

4.  SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the Company’s consolidated financial statements and concluded that the following events have occurred that would require disclosure in the financial statements.

Public company registration and Spin-off from PHMG- The Company filed a registration statement to allow its stock to be traded by the public under the ticker symbol PHYY.  That registration statement was declared effective on November 9, 2010.

Effective November 9, 2010, as part of that registration statement described above, the Company was spun-off from PHMG; whereby the Company received all the operations and substantially all the assets of PHMG in exchange for:

•	Assuming all the liabilities of PHMG.
•	Issuing 6,604,312 shares of common stock to the shareholders of PHMG including 3,472,713 shares of common stock to PHMG,
•	Issuing 3,240,008 shares of Series A preferred stock to the stockholders of PHMG that previously held PHMG’s Series A preferred stock.
•	Issuing 622,332 shares of Series B preferred stock to the stockholders of PHMG that previously held PHMG’s Series B preferred stock.

The preferred shares rank senior to the common stock and any other capital stock of the corporation ranking junior to the preferred stock as to dividends and upon liquidation, dissolution and winding up.  No dividends shall be declared or paid upon Series A preferred stock or other securities ranking junior to the preferred Series B stock unless equivalent dividends, on an as converted basis, are declared and paid on the Series B stock.

The Series A shares are entitled to a number of votes equal to the number of preferred shares held and are convertible, at any time, into common stock on a one for one basis.

The Series B shares are senior to Series A shares with regard to dividends and liquidation rights, are non-voting, and are convertible, at any time, at forty (40) shares of common stock for each share of Series A preferred stock, subject to a blocker agreement that limits a Series B holder to no more than 4.99% ownership of the Company’s outstanding common stock at any time.

Phyhealth Sleep Care Corporation (PHSC) - On September 29, 2010 the Company incorporated Phyhealth Sleep Care Corporation (PHSC) in the state of Delaware in order to operate sleep study centers.  PHSC was incorporated with 1,000 authorized shares at a par value of $0.0001 per share.  On October 1, 2010 PHSC issued 10 shares of common stock to the Company making PHSC its wholly owned subsidiary.

Purchase of Sleep Care Center operation - On November 17, 2010, the Company consummated a contract to purchase the business and related assets and assume certain liabilities of a sleep center in Colorado for $1 which was treated as a business combination for accounting purposes.  The following reflects the purchase price allocation to the estimated fair value of the assets acquired and liabilities assumed:

Assets acquired:
Furniture, fixtures and equipment	$38,325

Consideration paid:
Liabilities assumed:
Capital lease liability	$37,824
Accounts payable	500
Total liabilities assumed	38,324
Cash paid	1
Total consideration paid	$38,325

The capital lease liability assumed by the Company includes a $2,382 payment due at closing and 33 monthly payments of $1,287.29. At the same time, the Company entered into a one year facilities lease to operate the sleep care center for rent of $1,800 per month.

Physicians Healthcare Management Group, Inc.
(a development stage company)

Consolidated Financial Statements

Nine Months Ended September 30, 2010 and 2009
and the Period From February 14, 2005
(Inception) to September 30, 2010

Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)

Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)
Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
ASSETS	(unaudited)
Current assets:
Cash	$123,981	$122,966
Certificates of deposit	-	500,000
Current portion of convertible note receivable, net of $40,000 allowance	103,100	148,571
Marketable equity securities	708,825	746,645
Non-marketable equity securities	77,500	32,500
Other current assets	5,000	5,500
Total current assets	1,018,406	1,556,182

Convertible note receivable, net of current portion	496,900	451,429
Surplus notes and interest receivable due to related party	362,251	362,251
Furniture and equipment, net	7,133	6,470
Website costs, net	3,884	7,020
Other assets	2,533	2,533
Due from related party, net of allowance for loans of $823,493
and $560,387 at 2010 and 2009, respectively	-	-
Goodwill	487,320	487,320
Total assets	$2,378,427	$2,873,205

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$38,053	$11,175
Accrued payroll liabilities	32,410	26,550
Total current liabilities	70,463	37,725

TEMPORARY EQUITY
Series B convertible preferred stock, $0.001 par value, 38,000,000
shares authorized, 31,116,176 issued and outstanding	7,467,883	7,467,883

EQUITY (DEFICIT)
Physicians Healthcare Management Group stockholders' deficit:
Series A convertible preferred stock, $0.001 par value,
162,000,000 shares authorized, issued and outstanding	162,000	162,000
Common stock, $0.001 par value, 425,000,000 authorized,
156,073,725 issued and, 155,925,507 outstanding.	156,074	156,074
Additional paid-in capital	100,000	100,000
Less: treasury stock, at cost (148,218 common shares)	(991)	(991)
Deficit accumulated during the development stage	(5,666,659)	(5,090,643)
Accumulated other comprehensive income -unrealized income on investments	115,481	47,145
Total Physicians Healthcare Management Group stockholders' deficit	(5,134,095)	(4,626,415)
Noncontrolling interest	(25,824)	(5,988)
Total deficit	(5,159,919)	(4,632,403)
Total liabilities and deficit	$2,378,427	$2,873,205

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Operations and Comprehensive Income (Loss) - Unaudited

	Three months ended		Nine months ended		February 14, 2005
	September 30,		September 30,		(Inception) to
	2010	2009	2010	2009	September 30, 2010
Operating expenses:
Officer compensation	$59,506	$70,387	$169,916	$185,719	$1,078,961
Consulting and professional fees	115,195	80,120	270,745	179,630	1,459,431
HMO reinsurance, network and administration	-	-		(29,987)	139,270
Bad debt expense (recovery)	100,829	7,152	212,262	(209,751)	274,799
General and administration	18,379	19,388	66,826	64,351	448,449
Total operating expense	293,909	177,047	719,749	189,962	3,400,910
Loss from operations	(293,909)	(177,047)	(719,749)	(189,962)	(3,400,910)

Other income (expense):
Equity method loss in joint venture	-	-	-	-	(250)
Gain on sale of equity securities	71,796	-	71,796	-	71,796
Impairment loss on investment	-	-	-	-	(320,111)
Interest expense	-	-	-	-	(1,765,669)
Interest income	(197)	6,069	7,101	84,614	109,633
Loan extension fees	-	126,000	45,000	126,000	171,000
Other income	-	-	-	250	250
Total other income (expense)	71,599	132,069	123,897	210,864	(1,733,351)
Net Income (loss)	(222,310)	(44,978)	(595,852)	20,902	(5,134,261)
Add: net loss attributable to noncontrolling interest	8,884	1,858	19,836	3,930	25,862
Net Income (loss) attributable to Physicians Healthcare Management Group, Inc. and Subsidiaries	$(213,426)	$(43,120)	$(576,016)	$24,832	$(5,108,399)
Net Income (loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$0.00	$(0.03)

Weighted average shares outstanding - basic and diluted	155,925,507	155,925,507	155,925,507	155,925,924	162,178,250

Net income (loss)	$(222,310)	$(44,978)	$(595,852)	$20,902	$(5,134,261)
Unrealized investment holding gain (loss)	219,370	23,625	140,132	23,625	187,277
Less: reclassification adjustment for gains (loss) included in net income	(71,796)		(71,796)		(71,796)
Comprehensive Income (loss)	(74,736)	(21,353)	(527,516)	44,527	(5,018,780)
Net loss attributable to noncontrolling interest	8,884	1,858	19,836	3,930	25,862
Comprehensive income (loss) attributable to Physicians Healthcare Management Group, Inc. and Subsidiaries	$(65,852)	$(19,495)	$(507,680)	$48,457	$(4,992,918)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)
Consolidated Statement of Changes in Equity (Deficit) - Unaudited
For the nine months September 30, 2010

									Physicians
									Healthcare
							Deficit		Management
							Accumulated	Accumulated	Group
					Additional		during	Other	Stockholders'	Non-	Total
	Preferred Stock		Common Stock		Paid-in	Treasury	Development	Comprehensive	Equity	Controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Loss	(Deficit)	Interest	(Deficit)

Balance- December 31, 2009	162,000,000	$162,000	156,073,725	$156,074	$100,000	$(991)	$(5,090,643)	$47,145	$(4,626,415)	$(5,988)	$(4,632,403)

Net loss, nine months ended
September 30, 2010	-	-	-	-	-	-	(576,016)	-	(576,016)	(19,836)	(595,852)

Unrealized gain on investments	-	-	-	-	-	-	-	68,336	68,336	-	68,336

Balance - September 30, 2010	162,000,000	$162,000	156,073,725	$156,074	$100,000	$(991)	$(5,666,659)	$115,481	$(5,134,095)	$(25,824)	$(5,159,919)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Cash Flows- Unaudited

					February 14,
					2005
	Three months ended		Nine months ended		(inception) to
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010
Cash from operating activities:
Net income (loss) attributable to Physicians Healthcare Management Group, Inc. and Subsidiaries	$(213,426)	$(43,120)	$(576,016)	$24,832	$(5,108,399)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net loss attributable to noncontrolling interests	(8,884)	(1,858)	(19,836)	(3,930)	(25,862)
Equity method loss in joint venture	-	-	-	(250)	250
Gain on sale of equity securities	(71,796)	-	(71,796)	-	(71,796)
Gain on Underwriters stock previously held	-	-	-	-	(250)
Impairment loss on investment	-	-	-	-	320,111
Amortization of note receivable discount	-	-	-	(71,111)	(71,111)
Loan extension fee received in securities	-	(126,000)	(45,000)	(126,000)	(171,000)
Gain on return of application fee	-	-	-	(25,000)	(25,000)
Expenses paid by related party	-	-	-	-	26,888
Adjustment to stock purchase agreement	-	-	-	-	100
Interest expense paid in stock	-	-	-	-	1,765,671
Bad debt expense (reversal)	100,829	7,152	212,262	(209,751)	274,799
Issuance of stock to founders and for services	-	-	-	-	251,572
Issuance of options for services	-	-	-	617	102,000
Depreciation and amortization	1,712	1,615	5,149	4,650	24,382
Changes in operating assets and liabilities:
Other current assets	(500)	26,316	500	5,764	(5,000)
Other assets	-	-	-	-	(2,533)
Surplus note interest receivable	-	(344)	-	(2,349)	(2,620)
Accounts payable	16,600	367	26,878	13,555	38,052
Accrued payroll liabilities	(2,656)	1,357	5,860	8,225	32,410
Due from related party	(100,829)	(7,152)	(212,262)	(15,954)	(500,504)
Net cash used in operating activities	(278,950)	(141,667)	(674,261)	(396,702)	(3,147,840)

Cash flows from investing activities:
Investment in joint venture	-	-	-	-	(250)
Purchase of certificate of deposit	-	(250,000)	(7,298)	(1,000,000)	(1,007,298)
Proceeds from maturity of certificates of deposit	153,878	500,000	507,298	500,000	1,007,298
Reimbursement (deposit) of escrow funds and fees for HMO	-	-	-	335,000	25,000
Purchase of convertible note receivable	-	-	-	(568,889)	(568,889)
Purchase of marketable securities	-	-	-	(355,000)	(105,000)
Proceeds from sale of marketable securities	177,952	-	177,952	-	177,952
Purchase of non-marketable securities	-	-	-	(71,111)	(321,111)
Purchase of surplus note, loan and accrued interest	-	-	-	(589,788)	(589,788)
Deposit into escrow for Purchase of investment	-	-	-	-	(500,000)
Purchase of Underwriters' stock, net of cash received	-	-	-	8,831	8,831
Purchase of furniture, equipment and website	-	(1,043)	(2,676)	(2,903)	(35,399)
Net cash provided by (used in) investing activities	331,830	248,957	675,276	(1,743,860)	(1,908,654)

Cash flows from financing activities:
Proceeds from capital contributions	-	-	-	-	512,319
Purchase of treasury stock	-	-	-	(231)	(991)
Proceeds from note payable	-	-	-	-	71,035
Proceeds from sale of series B preferred shares	-	-	-	-	100,000
Payment of note payable	-	-	-	(100,000)	(100,000)
Proceeds from issuance of note payable	-	-	-	-	4,598,112
Net cash provided by (used in) financing activities	-	-	-	(100,231)	5,180,475
Net increase (decrease) in cash	52,880	107,290	1,015	(2,240,793)	123,981
Cash, beginning of period	71,101	219,088	122,966	2,567,171	-
Cash, end of period	$123,981	$326,378	$123,981	$326,378	$123,981

Supplemental disclosures of cash flow information:
Cash paid for interest paid	$-	$-	$-	$-	$-
Cash paid for income taxes paid	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements - Unaudited
For the nine months ended September 30, 2010

1.NATURE OF BUSINESS, BASIS OF PRESENTATION, LIQUIDITY AND ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of consolidated financial position and results of operations.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair consolidated financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.  For further information, refer to the audited consolidated financial statements and footnotes of the company for the years ending December 31, 2009 and 2008.

The consolidated financial statements include the accounts of Physicians Healthcare Management Group, Inc., (“Company”, “Phyhealth” or “Parent”) which is a Nevada corporation and includes its wholly owned and majority owned subsidiaries as described below.  All material intercompany balances and transactions have been eliminated in consolidation.

The Company was formed on February 14, 2005 and has been in the development stage and its efforts through September 30, 2010 have been principally devoted to organizational activities, raising capital, evaluating operational opportunities and fulfilling regulatory requirements.  Since its formation the Company has not realized any revenues from its planned operations. Currently, the Company has made selected strategic investments with the initial capital both as a means to raise the remaining funds necessary to execute its community health plan business model, activate its medical malpractice business as described below and increase shareholder value.

Physicians Healthcare Management Group, Inc., (“Phyhealth Old” or “Subsidiary”), an Illinois corporation, was the original operating entity but is now an inactive subsidiary of the Company as a result of a recapitalization that occurred in 2006.

On November 29, 2007, the Company filed with the state of Florida to create a limited liability company named Florida Physicians, LLC (“Florida Physicians” or “LLC”).  Phyhealth is the managing member of the LLC and the LLC is the immediate parent of Phyhealth Plan Corporation as discussed below.

On September 4, 2007 the Company filed with the state of Florida to create Phyhealth Plan Corporation (“Plancorp” or “HMO”).   There were 10 million, no par, shares authorized upon filing.  This wholly owned subsidiary of Florida Physicians, discussed above, was created to operate as an HMO.  Plancorp applied to the State of Florida for a Certificate of Authority on March 10, 2008.  That application has been temporarily withdrawn.  Management expects to submit a new HMO application when its balance sheet complies with the leverage standards of Florida insurance regulators, and it raises the necessary additional statutory funds required by the regulators.

On January 18, 2008 the Company filed with the state of Delaware to create Phyhealth Corporation, a dormant shell corporation.

On February, 27, 2009 the Company purchased an additional 42.5% (1,062 shares) of the common stock of Phyhealth Underwriters, Inc. (Underwriters) for a total of 92.5% ownership from its joint venture partner, Atlas Insurance Management (Atlas), bringing its total ownership to 92.5%. Underwriters was originally created with equal ownership being held by the Company and Atlas as a joint venture to act as the legally required Attorney-in-fact for a risk retention group formed by the Company and Atlas named “Physhield Insurance Exchange, a Risk Retention Group” (Physhield), a Nevada domiciled Association Captive. Physhield is an insurance reciprocal, which can only be owned by its physician subscribers; and is the Company’s exclusive licensed medical malpractice insurance affiliate. Underwriters, as the Attorney-in fact, has a long-term management agreement with Physhield and is responsible for managing all of Physhield’s operations.  The Company plans to operate Underwriters as a subsidiary and with holding majority ownership is positioned to invest additional resources in the development of its medical malpractice insurance business. Underwriters has also been in the development stage and its efforts through September 30, 2010 have been principally devoted to organizational activities, regulatory compliance and product development.

Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements - Unaudited
For the nine months ended September 30, 2010

On November 9, 2010 the Company transferred all assets, except for $50,000 cash, and all liabilities to its subsidiary Phyhealth Corporation and distributed certain common and preferred shares to the Company’s shareholders (see Note 6).

Nature of Business and Current Operations – Although the Company remains in the development stage, it is marketing two primary products to physicians and physician groups.  The first product is the development of community health plans-based on a health maintenance organization (HMO) license- that are owned and operated in partnership with the participating physicians.  The Company’s community health plans are structured to integrate all the financial and reimbursement components of healthcare delivery; align the financial incentives of all participants; and empower physicians to assume end-to-end management of healthcare for their patients. The Phyhealth community health plan (HMO) model is built on the foundation of the physician-patient relationship and rewards physicians for proactively providing the preventative care necessary to keep their patients healthy and for closely managing the ongoing care necessary for patients who suffer from chronic disorders to stabilize their health status.

The second product is a medical malpractice liability insurance program for physicians and physician groups marketed through its affiliate, Physhield Insurance Exchange, a Risk Retention Group (Physhield).  Physhield is authorized under the Federal Liability Risk Retention Act of 1986 and is organized as a reciprocal insurer licensed as an association captive domiciled in the state of Nevada.  Physhield is registered to do business in the states of Nevada, Texas and Florida; and has filed for registration in Maryland and the District of Columbia.  The Company’s insurance programs are designed to reduce and stabilize the physician’s medical malpractice liability insurance premiums by ensuring that over time the physicians pay the actual costs for their own risks.

Through its community health plan HMO operations, the Company intends to expand its product offerings to include ownership of local healthcare facilities, systems for processing physician reimbursement claims, and electronic medical records among other products and services that would be designed to increase physicians’ income, reduce their expenses and add to their net worth.

The Company’s offerings are designed to take advantage of opportunities available both before and after the recent enactment of the Patient Protection and Affordable Care Act (PPACA) signed into law March 2010.  Phyhealth’s community health plan, particularly when integrated with the Physhield medical malpractice insurance program, is designed to provide high quality, affordable healthcare insurance coverage to the broadest segment of patients in the community and to fully comply with the new PPACA and other applicable state and federal regulations.

Liquidity - The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company and its ability to meet its ongoing obligations. The Company has a net comprehensive loss of $507,680 and net cash used in operations of $674,261 in the nine months ended September 30, 2010 and a positive working capital, stockholders’ deficit and a deficit accumulated during the development stage of $947,943, $5,134,095 and $5,666,659, respectively, at September 30, 2010.  In addition, the Company has not generated any revenues through September 30, 2010.

These conditions, as well as the conditions noted below, were considered when evaluating the Company’s liquidity and its ability to meet its ongoing obligations. These consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements - Unaudited
For the nine months ended September 30, 2010

Management withdrew its application with the state of Florida to become an HMO in order to improve its leverage ratio by converting the Company’s temporary equity to permanent equity and raising additional capital, as required by Florida regulators. The Company intends on restructuring and recapitalizing the current temporary equity to permanent equity and has made strategic investments to raise the additional capital necessary to reapply for its HMO certificate of authority.  Although, the Company has enough funds to operate through the end of 2010 there can be no assurance that the management’s future application to operate as an HMO will be successful and that they can produce revenues to sustain operations.  However, management believes that they will be successful in obtaining a certificate of authority to operate an HMO and that they will be able to sustain operations well into the future.

In 2009, management obtained 92.5% control over Underwriters. While there can be no assurance of success, management believes that with this acquisition they are in  a position to invest in the marketing programs and devote the resources necessary to bring physician groups into Physhield and to commence operations, which will produce an additional revenue stream.

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company.

In January 2010, the FASB issued Accounting Standard Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements, which requires additional disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2 and 3. The new disclosures are effective for the Company’s financial statements issued for interim and annual periods beginning January 1, 2010. The Company adopted these disclosures in the accompanying footnotes.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance and has been adopted by the Company.

2. CONVERTIBLE NOTE RECEIVABLE AND INVESTMENTS IN SECURITIES

Investments made by the Company during 2009 were made in investment securities of companies.  The investments at September 30, 2010 are as follows:

Convertible note receivable:

Purchase of Convertible Note from AccessKey IP, Inc. (AccessKey) – On January 28, 2009 the Company paid $640,000 to AccessKey in exchange for a partially convertible note and warrants to purchase 20 million shares of AccessKey’s common stock at $0.005 per share through December 31, 2013.  The convertible note called for an interest rate of 10% with payments of $150,000 plus interest due on April 15, 2009, June 15, 2009, and September 15, 2009 with the balance due on January 28, 2010.   The note allows the Company to convert $300,000 of the note to AccessKey common stock based on a conversion price of 50% of the lesser of $0.0125 per share or the common stock’s bid price as defined by the agreement.  The $640,000 purchase price was allocated between the convertible note receivable and the warrants based on their relative fair values.  The convertible note and the warrants received $568,889 and $71,111 of the allocated purchase price, respectively.  A $71,111 discount on the note receivable was also recorded to be amortized to interest income over the one year term of the note.

Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements - Unaudited
For the nine months ended September 30, 2010

AccessKey subsequently defaulted on the first two note payments in 2009. Due to the default, the receivable and all its interest were immediately called due, and the remaining note receivable discount was amortized into interest income which totaled $71,111 in the nine months ended September 30, 2009.  The Company also re-evaluated the collectibility of note, and because of the 50% conversion discount on the $300,000 convertible portion of the note, the Company’s risk of loss is substantially mitigated such that the note can always be converted into $600,000 worth of AccessKey common stock.  Therefore, management established a reserve in 2009 for the portion of the investment at risk to loss, which totals $40,000 as of September 30, 2010.   If AccessKey does not make any payments in 2010, management expects to convert the convertible portion of the note and sell shares in starting in 2010 and has reflected the estimated $143,100 of proceeds from that sale as current assets and the remaining $456,900 as non-current assets based on an evaluation of the cash flow expected to be received by selling the shares over a three year period at a rate of 20% of the average daily volume experienced in the last six months.

The note was renegotiated on July 31, 2009 to eliminate the partial payments, and to allow all the principle and interest to be paid on the original maturity date of January 28, 2010.  In consideration of the note modification, AccessKey issued 15 million shares of its common stock to Phyhealth and increased the warrants from 20 to 25 million shares of common stock at an exercise price of $0.005 per share through December 31, 2014.  The 15 million common shares and the warrants to purchase the additional 5 million common shares were recorded at their estimated fair value as described below.  The agreement further provided that if AccessKey defaulted on the revised payment schedule the warrant to purchase common shares would triple to 75 million shares with a total exercise price of $100 for all shares.

The 15 million shares of AccessKey common stock were recorded as marketable equity securities (since the restriction lapses in less than one year) and as loan extension fee income of $94,500, based on the July 31, 2009 market price discounted by 55% due to the length of the restriction before the company could sell the stock, the high volatility, and the associated holding risk associated with the stock. The volatility of this stock is 253% as of December 31, 2009.

The 5 million warrants were recorded as non-marketable securities and loan extension fee income of $31,500, based on the market price also being discounted by 55% due to the restriction on the shares underlying the warrants.  Management used the Black-Scholes model for valuing the warrants and assumed a risk-free rate of 2.5%, a volatility rate of 253%, expected maturity of 5.4 years, and expected dividend of 0%.

 AccessKey then also defaulted on the January 28, 2010 payment.  Consequently, the Company is now entitled to warrants to purchase 75 million shares of AccessKey common stock for a total exercise price of $100. The 50 million additional warrants received due to this default were recorded as non-marketable securities and loan extension fee income of $45,000, based on the market price also being discounted by 55% due to the restriction on the shares underlying the warrants.  Management used the Black-Scholes model for valuing the warrants and assumed a risk-free rate of 2.4%, a volatility rate of 251%, expected maturity of 4.9 years, and expected dividend of 0%.

In addition, the $300,000 portion of the note receivable that is subject to conversion into AccessKey’s common stock was evaluated to see if it met the definition of a derivative asset as described by Statement of Financial Accounting Standards Codification (ASC) section 815,“Derivative and Hedging.”  It was determined that while this note meets the definition of a derivative asset, a derivative asset was not be recorded because realization of this asset over and above the face value of the receivable is not reasonably assured.

Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements - Unaudited
For the nine months ended September 30, 2010

Marketable Equity Securities:

The Marketable equity securities available for sale at September 30, 2010 are as follows:

AccessKey IP, Inc. (AccessKey) – As described above, the Company received 15 million shares of AccessKey common stock in 2009.  An unrealized gain of $18,225 and an unrealized loss of $23,625 are reflected in the consolidated statements of operations and comprehensive income (loss) as of the three months ended September 30, 2010 and 2009, respectively.  An unrealized gain of $6,750, an unrealized loss of $23,625 and $68,175 are reflected in the consolidated statements of operations and comprehensive income (loss) as of the nine months ended September 30, 2010 and 2009 and the period February 14, 2005 (Inception) to September 30, 2010, respectively.  The fair value of these securities as of September 30, 2010 reflected in the accompanying consolidated balance sheet is $26,325.  These securities were valued using the OTC closing price on September 30, 2010 discounted by 35% due to the risk associated with holding these shares before the selling restriction expire in 2011.

Purchase of Bio-Matrix Scientific Group, Inc. (Bio-Matrix) Stock – On January 12, 2009, the Company paid $105,000 for 1,150,000 common shares and 25,000 of non-convertible preferred shares of Bio-Matrix Scientific Group (Bio-Matrix).  Bio-Matrix is an OTCBB company listed as BMSN.  This investment is classified as available for sale by management and presented as short-term because the shares are expected to be sold in the next twelve months.   There is a possibility that the Company could receive an additional 150,000 shares of Bio-Matrix common stock that Bio-Matrix issued to another entity under the original purchase agreement as compensation for a business transaction that never materialized.  Since that transaction never materialized, the Company believes that they should receive the shares of Bio-Matrix common stock issued to that entity.  However, those shares have not been recognized in these consolidated financial statements nor included in the fair value disclosure herein, because it is not reasonably assured that they will receive those shares.

Based on the OTC market price of the stock currently held by the Company, an unrealized gain of $12,650, and $0 is reflected in the consolidated statements of operations and comprehensive income (loss) as of the three months ended September 30, 2010 and 2009, respectively.  An unrealized loss of $2,300, $45,200 and $47,500 is reflected in the consolidated statements of operations and comprehensive income (loss) as of the nine months ended September 30, 2010, nine months ended September 30, 2009 and the period February 14, 2005 (Inception) to September 30, 2010, respectively The fair value of these securities as of September 30, 2010 reflected in the accompanying consolidated balance sheet is $57,500.

Purchase of ZST Digital Networks, Inc. Convertible Preferred Stock – On April 30, 2009, the Company paid $500,000 for 312,500 shares of convertible preferred stock in ZST Digital Networks, Inc. (ZST Digital), a Chinese supplier of optical and digital network equipment, listed as ZSTN on NASDAQ.  Each share of preferred stock is convertible into one share of common stock.  On October 6, 2009 ZST Digital affected a 1-for-2.4615 stock split that left the Company with 126,954 series A preferred shares.  These preferred shares were also registered effective October 20, 2009 and converted to common shares on November 30, 2009 on a one-to-one basis.  In August 2010 the company sold 26,954 shares for $177,952 at a gain of $71,796, leaving 100,000 shares of ZST Digital common stock as of September 30, 2010.

An unrealized gain of $63,886, $0, and $231,156 are reflected in the consolidated statements of operations and comprehensive income (loss) as of the nine months ended September 30, 2010 and 2009 and the period February 14, 2005 (Inception) to September 30, 2010, respectively.  An unrealized gain of $116,699, and $0 are reflected in the consolidated statements of operations and comprehensive income (loss) as of the three months ended September 30, 2010 and 2009, respectively.  The fair value of these securities as of September 30, 2010 reflected in the accompanying consolidated balance sheet is $625,000.

Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements - Unaudited
For the nine months ended September 30, 2010

3.  FAIR VALUE MEASUREMENTS

Marketable Equity Securities

As of September 30, 2010 the Company’s investments in marketable equity securities are based on the September 30, 2010 stock price as reflected in the OTC markets, reduced by a discount factor if those shares have selling restrictions.  These marketable equity securities are summarized as follows:

	Equity Securities Cost	Aggregate Unrealized Gains (Loss)	Equity Securities Aggregated Fair Value
Marketable Equity Securities-Available for Sale:
AccessKey IP, Inc.	$94,500	$(68,175)	$26,325
Bio-Matrix Scientific Group, Inc.	105,000	(47,500)	57,500
ZST Digital Networks, Inc.	393,844	231,156	625,000
Total Marketable Equity Securities-Available for Sale	$593,344	$115,481	$708,825

The unrealized gains are presented in comprehensive income (losses) in the consolidated statements of operations and comprehensive income (loss).

The levels of the fair value measurements for marketable equity securities are summarized as follows:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable Equity Securities	$57,500	$-	$651,325

Non-Marketable Securities:

The September 30, 2010 fair value of the non-marketable securities based on the Black-Scholes model is summarized as follows:

	Equity Securities Cost	Aggregate Unrealized Gains (Losses)	Equity Securities Aggregated Fair Value

AccessKey IP, Inc. warrants	$147,611	$(70,111)	$77,500

The unrealized losses are recognized as an impairment loss on investment in the consolidated statements of operations and comprehensive income (loss) in 2009 because they were considered to be other than temporary.

The levels of the fair value measurements for both non-marketable securities are summarized as follows:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Non-Marketable Securities	$-	$-	$77,500

Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements - Unaudited
For the nine months ended September 30, 2010

4. RELATED PARTIES

Underwriters is the Attorney-in-fact for Physhield (see Note 1) and the Parent company has purchased the surplus note.  Physhield also owes the Company $235,737 of accrued interest, $87,358 for a start-up loan and $500,398 of shared expenses for a total of $823,493.  The collectability of these amounts are dependent on Physhield’s ability to pay this debt assuming Physhield can underwrite and enroll an appropriate number of physician subscribers and assuming the reimbursement of all or part of these expenses would be approved by the Physhield Subscriber Advisory Committee that will be reconstituted to include physician subscribers.  Due to the uncertainty of this occurring, the Company has reserved 100% of these receivables.

The Company has contracted with NextPath Partners, LLC (NextPath) to provide full-time marketing and related services for $7,500 per month to support the introduction and sales of Physhield’s medical malpractice products, particularly in Maryland and the District of Columbia.  Services include website development and maintenance, product development, communications, direct marketing to physicians and the development of marketing materials to support Physhield’s Managing General Agent, Palumbo Insurance Associates.  NextPath is owned and operated by the spouse of the President and CEO of the Company.  NextPath has more than twenty years executive management experience in target marketing for a Fortune 500 media corporation and complies with the Company’s Related Parties Policy.  Next Path was paid $37,500, $0 and $37,500 in nine months ended September 30, 2010 and 2009 and the period February 14, 2005 (Inception) to September 30, 2010, respectively.   Next Path was paid $22,500 and $0 in three months ended September 30, 2010 and 2009, respectively.

5.  SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company’s supplemental non-cash investing and financing activities are summarized as follows:

					February 14, 2005
	Three months ended		Nine months ended		(inception) to
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010
Repurchase company stock with note	$-	$-	$-	$-	$1,031,177
Payment of debt with issuance of series B preferred stock	$-	$-	$-	$-	$7,367,883
Discount on note payable	$-	$-	$-	$-	$50,959
Settlement of escrow to acquire investment	$-	$-	$-	$500,000	$500,000
Unrealized gain(loss) on investments	$219,370	$23,625	$140,132	$23,625	$115,481

Acquisition of Underwriters:
Underwriter liabilities assumed	$-	$-	$-	$495,863	$495,863
Gain on Underwriters' stock previously held	-	-	-	250	250
Noncontrolling interest	-	-	-	38	38
Goodwill recognized	-	-	-	(487,320)	(487,320)
Purchase of Underwriters' stock, net of cash received	$-	$-	$-	$8,831	$8,831

Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements - Unaudited
For the nine months ended September 30, 2010

6.  SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the Company’s consolidated financial statements and concluded that the following events has occurred that would require disclosure in the consolidated financial statements.

Spin-off of of Phyhealth Corporation and substantially all Company operations, assets and liabilities- The Company’s wholly owned subsidiary, Phyhealth Corporation, filed a registration statement to allow its stock to be traded by the public under the ticker symbol PHYY.  That registration statement was declared effective on November 9, 2010.

Effective November 9, 2010, as part of that registration statement described above, the Company transferred substantially all it assets and all it operations to Phyhealth Corporation in exchange for:

•	The assuming all the liabilities of the Company.
•	Issuance of 6,604,312 shares of common stock to the Company’s shareholders including 3,472,713 shares of common stock to the Company,
•	Issuing 3,240,008 shares of Series A preferred stock to the Company’s stockholders that previously held the Company’s Series A preferred stock.
•	Issuing 622,332 shares of Series B preferred stock to the Company’s stockholders that previously held the Company’s Series B preferred stock.

After the transfer of assets, liabilities and the operations to Phyhealth Corporation, the Company had remaining $50,000 in cash, the 3,472,713 shares of Phyhealth Corporation common stock and 148,218 shares of Company treasury stock.

Guarantor on lease - Phyhealth Corporation created a wholly owned subsidiary, Phyhealth Sleep Care Corporation (PHSC), who entered into a one year lease with monthly rental payments of $1,800 to operate a sleep center.  The Company signed as a guarantor on this lease and would have to pay the rental payments if PHSC and Phyhealth Corporation failed to make the payments.

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements.

The purpose of this discussion is to provide an understanding of the financial results and condition of Phyhealth Corporation (Company), and its predecessor company Physician Healthcare Management Group (PHMG), and to also describe the plans for future growth and expansion.

Forward-Looking Statements

This Management’s Discussion and Analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties, as well as current expectations and assumptions. From time to time, the Company may publish forward-looking statements, including those that are contained in this report, relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to, its ability to maintain sufficient working capital, adverse changes in the economy, the ability to attract and maintain key personnel, its ability to identify or complete an acceptable merger or acquisition, and future results related to acquisition, merger or investment activities. The Company’s actual results could differ materially from those anticipated in these forward-looking statements, including those set forth elsewhere in this report. The Company assumes no obligation to update any such forward-looking statements.

Operational Overview:

On January 18, 2008 the Company was created in the state of Delaware as a wholly owned subsidiary of Physicians Healthcare Management Group, Inc. (PHMG).  Both the Company and PHMG have been in the development stage through September 30, 2010.  PHMG’s activities have been principally devoted to organizational activities, raising capital, evaluating operational opportunities and fulfilling regulatory requirements.  The Company has been a dormant shell during 2008 and 2009.  The Company was created to receive the business, operating assets and liabilities of PHMG under a spin-off where shares of the Company are distributed to the stockholders of PHMG and both PHMG and the Company became independent publicly traded companies.  That spin-off occurred on November 9, 2010 subsequent to the financial statements presented with this filing.

Although the Company remains in the development stage, it will continue to market two primary products to physicians and physician groups that were previously being marketed by PHMG prior to the spin-off.  The first product is the development of community health plans-based on a health maintenance organization (HMO) license- that are owned and operated in partnership with the participating physicians.  The Company’s community health plans are structured to integrate all the financial and reimbursement components of healthcare delivery; align the financial incentives of all participants; and empower physicians to assume end-to-end management of healthcare for their patients. The Phyhealth community health plan (HMO) model is built on the foundation of the physician-patient relationship and rewards physicians for proactively providing the preventative care necessary to keep their patients healthy and for closely managing the ongoing care necessary for patients who suffer from chronic disorders to stabilize their health status.

The second product is a medical malpractice liability insurance program for physicians and physician groups marketed through its affiliate, Physhield Insurance Exchange, a Risk Retention Group (Physhield).  Physhield is authorized under the Federal Liability Risk Retention Act of 1986 and is organized as a reciprocal insurer licensed as an association captive domiciled in the state of Nevada.  Physhield is registered to do business in the states of Nevada, California, Texas, Florida, Maryland and the District of Columbia.  The Company’s insurance programs are designed to reduce and stabilize the physician’s medical malpractice liability insurance premiums by ensuring that over time the physicians pay the actual costs for their own risks.

Through its community health plan HMO operations, the Company intends to expand its product offerings to include ownership of local healthcare facilities, systems for processing physician reimbursement claims, and electronic medical records among other products and services that would be designed to increase physicians’ income, reduce their expenses and add to their net worth.  Part of this plan was initiated in October 2010 when the Company incorporated a wholly owned subsidiary name Phyhealth Sleep Care Corporation (PHSC) and entered into an agreement with an individual operator to open a series of sleep care centers over the next year.  In November 2010 PHSC purchased the assets and assumed certain liabilities of a 2 bed sleep care center.

The Company’s offerings are designed to take advantage of opportunities available both before and after the recent enactment of the Patient Protection and Affordable Care Act (PPACA) signed into law March 2010.  Phyhealth’s community health plan, particularly when integrated with the Physhield medical malpractice insurance program, is designed to provide high quality, affordable healthcare insurance coverage to the broadest segment of patients in the community and to fully comply with the new PPACA and other applicable state and federal regulations.

Results of Operations for the three and nine months ending September 30, 2010 compared to the three and nine months ending September 30, 2009

Phyhealth Corporation:

The Company has incurred general and administrative expenses of $9,706, $20,679 and $24,294 for the three and nine months ended September 30, 2010 and the period January 18, 2008 (inception) to September 30, 2010, respectively.  These expenses consist mostly of accounting and auditing fees incurred in order to prepare and audit the Company’s financial statements that were included in the registration statement for the spin-off.  There were no expenses incurred for the three and nine months ended September 30, 2009.

Physicians Healthcare Management Group, Inc. and Subsidiaries – (Predecessor)

Because PHMG is a development stage enterprise, it has not incurred the normal operating expenses it would expect to incur once it commences operations.  Except as described below, the development stage expenses it did incur didn’t fluctuate significantly during the three or nine months ended September 30, 2010 compared to the same period in 2009.

Three months ended September 30, 2010 compared to the three months ended September 30, 2009:

Consulting and professional fees increased from $59,506 in the three months ended September 30, 2009 to $70,387 in the three months ended September 30, 2010.  The increase was mostly due additional legal, audit and accounting fees incurred to complete the Company’s registration statement which was declared effective on November 9, 2010.

Bad debt expense increased from of $7,152 for the three months ended September 30, 2009 to bad debt expense of $100,829 for the three months ended September 30, 2010.  The increase was a result of an increase in activity by of Phyhealth Underwriters, Inc.’s (Underwriters) the management team in 2010 and the 100% reserve of all costs incurred by Underwriters on behalf of Physhield Insurance Exchange, a Risk Retention Group.

In the three months ended September 30, 2009, PHMG recognized loan extension fees of $126,000 from the receipt of common stock warrants received from one of its investments in a convertible note receivable.  PHMG also recognized $71,796 from the sale of equity securities in the three months ended September 30, 2010.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009:

Consulting and professional fees increased from $179,630 in the nine months ended September 30, 2009 to $270,745 in the nine months ended September 30, 2010.  The increase was mostly due to additional legal, audit and accounting fees incurred to complete the Company’s registration statement which was declared effective on November 9, 2010.

Bad debt expense increased from an expense recovery of $209,751 for the nine months ended September 30, 2009 to bad debt expense of $212,262 for the nine months ended September 30, 2010.  In the nine months ended September 30, 2009, PHMG purchased additional shares of Underwriters to bring its ownership to 92.5% of Underwriters’ total outstanding shares.  The accounting for this transaction caused the previously recorded bad debt allowance to be reversed, resulting in the expense recovery reflected in the consolidated statements of operation and comprehensive income (loss).

In the nine months ended September 30, 2010 and 2009, PHMG recognized loan extension fees of $45,000 and $126,000, respectively, from the receipt of common stock warrants received from one of its investments in a convertible note receivable.  PHMG also recognized $71,796 from the sale of equity securities in the nine months ended September 30, 2010.  The interest income in the nine months ended September 30 2009 is mostly made up of the amortization of the note receivable premium resulting from warrants received in January 2009.

Liquidity and Capital Resources

The purpose of this discussion is to provide an understanding of the liquidity of Phyhealth Corporation (Company), and its predecessor company Physician Healthcare Management Group (PHMG), and to also describe the plans to meet future cash requirements.

PHMG’s cash and liquidity resources have been provided by investors over it history through a combination of investor contributions of $512,319 and the sale of $4,598,112 of convertible debentures.  The debentures and the associated accrued interest were subsequently exchanged for $7,467,883 of series B convertible preferred stock.  The funds received by PHMG were used to further its business plan and to submit an application with the state of Florida to operate an HMO.  While Phyhealth Plan Corporation had the minimum funds required by state law to apply for an HMO certificate, the state determined that more than the minimum reserve required by law was needed for the application to be approved.  Consequently, in 2009 Phyhealth Plan Corporation withdrew its application and PHMG is investing the funds in strategic opportunities in order to grow their assets sufficient to resubmit an HMO application to the State of Florida.  It is too early to tell the final results of this investment strategy, but management believes that the overall return will meet the original strategy of producing better than average returns.  However, much of the potential gains are tied up in investments and have not been sold; therefore, a change in the market conditions could have a detrimental impact on the outcome.  Consequently, management cannot insure that their investment strategy will be successful or that all the investment capital will be returned.

Management believes that its short and long-term needs for working capital, capital expenditures, new facilities and acquisitions will be satisfied by a combination of the proceeds from the investment currently held, additional capital raised from investors and the funds generated from future operations.  Post spin-off Phyhealth’s current liabilities will continue to be covered by the existing assets.  However, there is no guarantee that additional capital can be raised, that current investments will provide adequate capital or that operations can produce enough cash flow to sustain the Company over the long-term.

Off-Balance Sheet Arrangements

None

Debt and Contractual Obligations

As a result of the spin-off on November 9, 2010, the Company assumed the liabilities and commitments of PHMG, which on January 10, 2008 executed two employment agreements, one with its President/Chief Executive Officer/Chairman of the Board (CEO), the other with its Vice President, Chief Operating Officer and Corporate Director (COO).  Both agreements are effective upon signing and expire on December 31, 2012.  The base salary of the two agreements total $270,000, with combined escalation clauses up to $900,000 if certain revenue, equity and profit milestones are met.

The Company also assumed a lease for corporate office space with current monthly lease payments of $3,492 renewable annually in March 2011.

Other commitments relating to the third party administrator and reinsurance agreement comments were contingent upon the certificate of authorization to run an HMO.  Since the application for HMO certification has been withdrawn, the commitments have been suspended until the application has been resubmitted and/or approved.

The Company has also incurred lease commitments in November 2010 to open and operate a sleep center facility.  The facilities lease has payments of $1,800 per month and can be renewed after the one year lease term.  The Company also assumed an equipment lease with 35 monthly payments of $1,287 each still due for a total of $45,313 (including penalties).

Critical Accounting Policies

Our discussion and analysis of our financial condition and the results of our operations are based upon the historical financial statements of PHMG (predecessor) and looks to the future financial statements of Phyhealth Corporation and the data used to prepare them. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. On an ongoing basis we re-evaluate our judgments and estimates including those related to bad debts, investments, long-lived intangible assets, and income taxes. We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Our estimates are guided by observing the following critical accounting policies.

Allowance for loans:

PHMG has incurred certain costs to establish Physhield Insurance Exchange, a Risk Retention Group (Physhield), a Nevada captive insurer.  Once established, PHMG’s subsidiary Phyhealth Underwriters intends on generating fees by operating as the Attorney-in-Fact for Physhield.  The costs incurred through September 30, 2010 to establish Physhield totaled $823,493 and are recorded as a receivable by PHMG from Physhield, but must first be approved by the Physhield’s future Subscribers Advisory Committee before it could be paid.  Since there is no guarantee that the Subscribers Advisory Committee will approve payment of these costs, PHMG has recorded a 100% allowance on this receivable.  If the Subscribers Advisory Committee approves repayment of these costs it will create expense recovery to PHMG when the allowance is reversed.

PHMG has loaned $250,000 to a company that has failed to meet the payment obligations under the loan.  The loan provides that upon default PHMG is entitled to 20% of the company for $100.  A 100% reserve was established on this loan because of the uncertainty of collecting the funds previously invested. However, PHMG could gain much more than the original investment by having a 20% ownership interest in the company along with the intellectual property it possesses.

Investments

PHMG accounts for the purchase of non-marketable equity and debt securities on a cost basis of accounting.  Equity securities are classified as non-marketable when at the time of the purchase the equity security does not have readily determinable fair values because the security is not publicly traded and PHMG does not have the ability to easily or readily convert the investment to cash in the open market.  Consequently, significant gains or losses may be recognized when equity securities are finally sold.  In some cases the size of the potential gain or loss is not easily estimable since there is no readily determinable fair value available.  In other cases it may be subject to significant fluctuations in the market before the restrictions on the sale are within a year of being removed.  If the Company determines that a decrease in market value on an investment is other than temporary they reduce the carrying value to the market value at the time of that determination.

PHMG accounts for the purchase of marketable equity securities in accordance with ASC 320, “Investment – Debt and Equity Securities” with any unrealized gains and losses included in earnings.  However, those securities may not have the trading volume to support the stock price if the Company were to sell all their shares in the open market at once, so the Company may have a loss on the sale of marketable securities even though they record marketable equity securities at the current market value.

Long-lived intangible assets and goodwill

PHMG evaluates its long-lived assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the asset.

Income taxes

PHMG accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Currently 100% of the deferred tax asset is reserved.  If in fact Phyhealth does become profitable post spin-off, income will be charged to the statement of operations resulting from a reversal of that allowance.

There are no recently issued accounting standards known to have a material impact on PHMG’s Financial Statements as of September 30, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures- Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (Exchange Act) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under SEC rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under The Securities Exchange Act of 1934 as amended.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under The Securities Exchange Act of 1934 as amended.

32.1	Certification pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES (*)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYHEALTH CORPORATION

Date: December 22, 2010	By:	/s/ Robert L. Trinka
Robert L. Trinka, Chairman, President, CEO,
Principal Executive Officer and Principal Financial Officer

Date: December 22, 2010	By:	/s/ Fidel Rodriguez
Fidel Rodriguez, V.P./Chief Operating Officer, Director and Treasurer