Form 10-K
period 2010-12-31
PHYHEALTH Corp
filed 2011-04-15
CIK 1472174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☑             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

Commission file number:

PHYHEALTH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	26-1772160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 South Royal Poinciana Boulevard -- Suite Miami, Florida 33166	506
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (305) 779-1760

Securities registered under Section 15(d) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 15(d) of the Act:

Common Stock, par value and shall per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐  Yes     ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐  Yes     ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑  Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☑  Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                        ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes     ☑  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed fiscal year. $51,442 on December 31, 2010.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date. 6,604,312 shares of common stock are issued and outstanding as of December 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, our ability to implement our business plan and generate revenues, our ability to raise sufficient capital to fund our operations and pay our obligations as they become due, economic, political and market conditions and fluctuations, government and industry regulation, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

Unless specifically set forth to the contrary, when used in this report the terms “Phyhealth Corporation”, “we”“, “our”, the “Company” and similar terms refer to Phyhealth Corporation, a Delaware corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2010”refers to the calendar year ended December 31, 2010, “2009” refers to the calendar year ended December 31, 2009 and “2008” refers to the calendar year ended December 31, 2008.  The information which appears on our website at www.phyhealth.com is not part of this report.

PART I

ITEM 1.         BUSINESS.

Overview

Our Company is a Delaware corporation located at 700 South Poinciana Boulevard, Suite 506, Miami, Florida 33166 (Telephone: 305-779-1760).  Its business model consists of developing community health plans in partnership with physicians, which intend to offer various government and commercial health insurance products and health care services to consumers.   Phyhealth also offers through its subsidiary, Phyhealth Underwriters, Inc. (“Underwriters”) and its affiliate Physhield Insurance Exchange, a Risk Retention Group (“Physhield”), medical professional liability insurance (medical malpractice) to physicians.  Phyhealth’s potential success relies largely on the profitable management of insured risks and healthcare services.  Phyhealth is a development stage corporation and to date has been involved only in organizational and regulatory compliance activities, does not have an operating history and has not realized any revenues from operations. Our Company website is www.phyhealth.com.

Physhield Insurance Exchange, a Risk Retention Group and Phyhealth Underwriters, Inc.

In March 2009, PHYH purchased 42.5 percent of the common stock of Phyhealth Underwriters, Inc., from its joint venture partner, Atlas Insurance Management (“Atlas”), bringing its total ownership to 92.5 percent.  Phyhealth Underwriters serves as the Attorney-in-Fact for Physhield, Phyhealth’s exclusive licensed medical malpractice insurance affiliate.  Phyhealth now operates Phyhealth Underwriters as a subsidiary, and Phyhealth Underwriters has the ability to enter into management agreements with any captive insurer and risk retention group. Following the spin-off, Phyhealth Underwriters became a subsidiary of Phyhealth.  None of the Phyhealth companies have an ownership interest in Physhield, and post spin-off, Physhield will become an affiliate of Phyhealth.

Physhield has not written any business since its inception, and the Company has suspended Physhield’s operations as of March 1, 2011 in order to recover the capital invested in Physhield to meet the Company’s capital needs for developing additional sleep centers and for corporate expenses.  The Company may choose to re-enter the medical malpractice market by recapitalizing Physhield or through other captive insurers or risk retention groups should the right opportunities arise.

Phyhealth Sleep Care Corporation

As part of its community health plan strategy, the Company plans to expand its product offerings to include ownership of local healthcare facilities, systems for processing physician reimbursement claims, and electronic medical records among other products and services that would be designed to support Phyhealth’s central mission to promote community health by supporting the prevention of medical disorders and the active management of patients with chronic medical disorders.  This will reduce medical costs and will enable the community health plan to provide insurance coverage and healthcare services to the broadest segment of the local population.  Part of this plan was initiated in September 2010 when the Company incorporated a wholly owned subsidiary named Phyhealth Sleep Care Corporation (”Sleep Care”) and entered into an agreement with an individual operator to open a series of diagnostic sleep care centers over the next year.

In November 2010 Sleep Care contracted for the office space, furnishings and equipment necessary to operate a two bed sleep center in Longmont, Colorado.  On November 17, 2010 Phyhealth Sleep Care purchased the assets and assumed certain liabilities of a two bed sleep care center located in Denver, Colorado, and in December 2010 Sleep Care contracted for office space, furnishings and equipment necessary to expand the Denver center to four beds.  Sleep Care began treating patients in its Longmont Center in January 2011 and in its Denver center in March 2011.

Sleep Care realized its first revenue from operations in February 2011.  Diagnotic sleep studies are eligible for reimbursement under Medicare, other government insurance programs, and commercial health insurance programs.  Sleep Care will generate regular operating revenue from operating its facilities, which is expected to steadily increase as more sleep care centers are opened or expanded.

Phyhealth plans to invest capital and channel other resources to develop sleep centers in favorable markets throughout the country.  In addition to producing operating revenue, Phyhealth’s sleep centers can give the Company a foundation, with important physician and patient relationships, upon which to develop its community health plans.

The Healthcare Opportunity

The U.S. healthcare landscape is changing rapidly.  Nationally, healthcare spending grew rapidly in the latter half of the 20th century, from $28 billion and 5 percent of Gross Domestic Product (“GDP”) in 1960, to $2.3 trillion and 16.2 percent of GDP in 2008, according to the Centers for Medicare and Medicaid Services’ (“CMS”) National Health Expenditure report (NHE08).  Healthcare spending has been projected to increase by an average of 6.1 percent each year from 2009 through 2019 and to consume an expanding share of the U.S. economy, reaching $4.5 trillion and 19.3 percent of GDP by 2019, according to CMS’ National Healthcare Expenditure Projections 2009-2019.

Despite the increases in spending, the cost, quality and availability of healthcare in the U.S. have fallen under criticism due in part due to the fact that quality, accessibility and cost averages for the U.S. health system do not compare favorably with other developed nations, according to studies conducted by the World Health Organization (“WHO”).  While the average cost of healthcare in the U.S. can be up to 100 percent greater than in some other developed countries, the U.S. healthcare system ranked 37th among all nations in overall performance, according to WHO’s most recent ranking study published in 2000. While this study is dated and the rankings have not been repeated, it is still contributing to the perception that the U.S. healthcare system is “broken”.

As costs have risen, the number of people without health insurance (the uninsured) grew to 46.3 million according to the most recent estimate by the U.S. Census Bureau in 2008, and the number of people with health insurance was 255.1 million.  The Census Bureau determined that the number of people covered by private health insurance stood at 201.0 million in 2008, 176.3 million of whom were covered by employer-based insurance programs.  The number of people covered by government health insurance in 2008 grew from 83.0 million in 2007 to 87.4 million.

Meanwhile, the Medicare Board of Trustees 2010 report states that 46.3 million people were covered under Medicare in 2009, 38.7 million people age 65 and older and 7.6  million people disabled, with total benefits paid of $502 billion.  The Medicare Part A Hospital Insurance (HI) Trust Fund is improved by the lower expenditures and additional tax revenues instituted by the Affordable Care Act (PPACA).  These changes are estimated to postpone the exhaustion of HI Trust Fund assets from 2017 under the prior law to 2029 under current law.  Despite this significant improvement, however, the fund is still not adequately financed over the next 10 years.  The HI Trust Fund has not met the Turstees’ formal test of short-range financial adequacy since 2003.
As a result of the above described and other factors, healthcare reform aimed at “bending the cost curve” (reducing total healthcare costs) and decreasing the number of uninsured became a major issue in the 2008 Presidential election.  After his inauguration, President Obama announced to a joint session of Congress in February 2009 that he would begin working with Congress to construct a plan for healthcare reform. That effort led to Congress passing the Patient Protection and Affordable Care Act along with the Health Care and Education Reconciliation Act of 2010 (collectively referred to as “PPACA”) both of which were signed into law by President Obama in March 2010. This comprehensive legislation touches nearly all components of the healthcare and health insurance systems, and introduces the most sweeping change in the nation’s healthcare since Medicare was enacted in 1965.

PPACA includes a large number of health and insurance provisions that will take effect over the next eight years, including expanding Medicaid eligibility, subsidizing insurance premiums, providing incentives for businesses to provide healthcare benefits, prohibiting denial of coverage and claims based on pre-existing conditions, establishing health insurance exchanges, and support for medical research. The costs of these provisions are to be offset by a variety of taxes, fees, and cost-saving measures, such as new Medicare taxes for high-income brackets, taxes on indoor tanning, cuts to the Medicare Advantage program in favor of traditional Medicare, and fees on medical devices and pharmaceutical companies. There is also an individual mandate to purchase health insurance coverage in the form of a tax penalty for citizens who do not obtain health insurance (unless they are exempt due to low income or other reasons). The Congressional Budget Office estimates that the net effect of the PPACA (including the reconciliation act) will be a reduction in the federal government’s healthcare expenses, which will decrease the federal budget deficit by $143 billion over the next decade.

PPACA contains provisions that will go into effect immediately; on June 21, 2010 (90 days after enactment); on September 23, 2010 (six months after enactment); and provisions that will go into effect at various times in 2014 through 2018.  The full provisions of the Act are extensive and go beyond that which will directly impact Phyhealth’s community health plan and medical malpractice business models.  Below are the key provisions of the Act that management believes will most affect the Company and a chronology of the year in which the provision goes into effect:

Effective upon enactment

•
Support Comparative Effectiveness research by establishing a non-profit Patient-Centered Outcomes Research Institute. Creation of task forces on Preventive Services and Community Preventive Services to develop, update, and disseminate evidenced-based recommendations on the use of clinical and community prevention services.

Effective 2010

•	Adults with pre-existing conditions will be eligible to join a temporary high-risk pool, which will be superseded by the healthcare exchange in 2014.
•	Dependent children will be permitted to remain on their parents' insurance plan until their 26th birthday regardless of student or marital status.
•	Insurers are prohibited from discriminating against any individuals under the age of 19 based on pre-existing medical conditions.
•	Insurers are prohibited from rescinding coverage from any individual unless that individual has committed an act of fraud against the plan or a misrepresentation of material fact.
•	Insurers are prohibited from charging co-payments or deductibles for Level A or Level B preventive care and medical screenings on all new insurance plans.
•	Individuals affected by the Medicare Part D coverage gap will receive a $250 rebate, and 50 percent of the gap will be eliminated in 2011. The gap will be completely eliminated by 2020.
•	Insurers' abilities to enforce annual spending caps will be restricted, and completely prohibited by 2014.
•	Insurers are prohibited from dropping policyholders when they get sick.
•	Insurers are required to reveal details about administrative and executive expenditures.
•	Insurers are required to implement an appeals process for coverage determination and claims on all new plans.
•	A new website installed by the Secretary of Health and Human Services will provide consumer insurance information for individuals and small businesses in all states.

Effective 2011

•
Insurers will be required to spend 85 percent of large-group and 80 percent of small-group plan premiums (with certain as yet undetermined adjustments) on healthcare or to improve healthcare quality, or return the difference to the customer as a rebate.

•
Medicare Advantage payment benchmarks are frozen at 2010 levels to begin transition to new benchmarks that will vary from 95 percent of Medicare spending in high cost areas and 115 percent of Medicare spending in low-cost areas. Changes are phased in over three, five or seven years, depending on the level of payment reductions. Higher quality plans, as determined by CMS, will have higher benchmarks.

Effective 2012

•
The formation of integrated health systems will be encouraged through physician payment reforms that enhance payment for primary care services and incentivize physicians to form “accountable care organizations” to gain efficiencies and improve quality.

Effective 2013

•
Under the Act, non-profit, member-run insurance issuers known as Consumer Operated and Oriented Plans (“CO-OPS”) will be allowed to offer coverage through the State insurance exchanges.  Federal loans and grants will be provided for start-up costs and to meet state solvency requirements.  These loans and grants are to be awarded by July 1, 2013.

Effective 2014

•	Insurers are prohibited from discriminating against or charging higher rates for any individuals based on pre-existing medical conditions.
•	Insurers are prohibited from establishing annual spending caps.
•	Expand Medicaid eligibility; individuals with income up to 133 percent of the poverty line qualify for coverage, including adults without dependent children.
•	Offer tax credits to small businesses that have fewer than 25 employees and provide healthcare benefits for them.
•
Impose a $2,000 per employee tax penalty on employers with over 50 employees who do not offer health insurance to their full-time workers (as amended by the reconciliation bill). (In 2008, over 95 percent of employers with at least 50 employees offered health insurance.)

•
Impose an annual penalty of $95, or up to 1 percent of income, whichever is greater, on individuals who do not secure insurance; this will rise to $695, or 2.5 percent of income, by 2016. This is an individual limit; families have a limit of $2,085. Exemptions to the fine in cases of financial hardship or religious beliefs are permitted.

•	Employed individuals who pay more than 9.5 percent of their income on health insurance premiums will be permitted to purchase insurance policies from a state-controlled health insurance option.
•
Pay for new spending, in part, through spending and coverage cuts in Medicare Advantage, slowing the growth of Medicare provider payments (in part through the creation of a new Independent Payment Advisory Board), reducing the Medicare and Medicaid drug reimbursement rates, and cutting other Medicare and Medicaid spending.

•
Establish health insurance exchanges, and subsidize insurance premiums for individuals with income up to 400 percent of the poverty line.  The subsidy will be provided as an advanceable, refundable tax credit. Refundable tax credits are a way to provide government benefit to people even with no tax liability (example: Child Tax Credit).

•
Health insurance companies become subject to a new excise tax based on their market share; the rate gradually increases between 2014 and 2018 and thereafter increases at the rate of inflation. The tax is expected to yield up to $14.3 billion in annual revenue.

Effective 2017

•
A state may apply to the Secretary of Health & Human Services for a waiver of certain sections in the law, with respect to that state, such as the individual mandate, provided that the state develops a detailed alternative that “will provide coverage that is at least as comprehensive” and “at least as affordable” for “at least a comparable number of its residents” as the waived provisions. The decision of whether to grant this waiver is up to the Secretary (who must annually report to Congress on the waiver process) after a public comment period.

Effective 2018

•	All existing health insurance plans must cover approved preventive care and checkups without co-payment.
•
A new 40 percent excise tax on high cost (“Cadillac”) insurance plans is introduced. The tax (as amended by the reconciliation bill) is on the cost of coverage in excess of $27,500 (family coverage) and $10,200 (individual coverage), and it is increased to $30,950 (family) and $11,850 (individual) for retirees and employees in high risk professions. The dollar thresholds are indexed with inflation; employers with higher costs on account of the age or gender demographics of their employees may value their coverage using the age and gender demographics of a national risk pool.

Prior to PPACA, the delivery of healthcare has been funded through a variety of public programs and private payers. Today, privately-funded healthcare accounts for 52 percent of the nation’s healthcare cost while public, government-funded healthcare accounts for 47 percent according to CMS (NHE08-60).  Spending by federal and state governments on the Medicare, Medicaid and SCHIP program alone accounts for 35 percent of the country’s healthcare spending and accounts for nearly three quarters of all public spending on healthcare, according to CMS (NHE08-60).  Prior to PPACA, CMS’s National Health Expenditure Projections 2009-2019 forecast that public funding would increase at a faster rate than private spending from 2009 to 2019, 7 percent versus 5.2 percent, and would grow from 47 percent of all spending in 2008 to 52 percent of all  healthcare spending by 2019. PPACA increases the growth in public spending by an estimated $828 billion through fiscal year 2019 according to the CMS Office of the Actuary’s report of April 22, 2010.

With the enactment of PPACA, more of the current uninsured population will be able to purchase coverage (projected by CMS to be 34 million by 2019), often with subsidies by the federal government, thereby increasing the available market for private insurers, such as the Company’s proposed community health plans.

Phyhealth products and services are designed to take advantage of opportunities available in the marketplace both before and after the enactment of PPACA.  The Company’s community health plan model is designed to provide high quality, affordable healthcare insurance coverage to the broadest segment of patients in the community in full compliance with the new and existing state and federal regulations.  The Company believes PPACA has created or enhanced the following opportunities:

•
Individual insurance and Small Group insurance coverage. The Company believes that the insurance coverage requirements enforced with tax penalties coupled with the federal subsidies for lower income individuals will expand the market in this category, and as a result, the number of potential members that will be covered under its community health plans.  In addition, with federal subsidies and individual and employer mandates for purchasing health insurance, management believes the incidence of policy lapses (and their costs to insurers) and the credit risk inherent with this category of busness will be reduced.

•
Medicaid.  The number of individuals and families eligible for Medicaid will expand by 18 million people (estimate by the CMS Actuary) as a result of the increase in the income ceiling from 100 percent to 133 percent of the poverty level.  This will create a correspondingly larger market for potential members of the Company’s Medicaid Managed Care product.

•
Medicare Advantage.  The Act decreases the reimbursement for the private Medicare Advantage plans the Company anticipates offering.  The U.S Census Bureau’s projected growth in the age 65+ population (Baby Boomers) of 16 percent to 46.8 million by 2015 and 36 percent to 54.8 million by 2020 will create increasing demand for alternatives to the Medicare traditional fee-for-service program.  Also, private Medicare Advantage products have been popular with 10.2 million or 22 percent of Medicare beneficiaries choosing this alternative in 2009 according to research conducted by Mathematica Policy Research and reported by the Kaiser Family Foundation.  This is nearly double the number of beneficiaries enrolled in private plans in 2003. The Company believes it can develop a Medicare Advantage product that will be marketable, competitive and profitable for its community health plans.

•
Large Group Administration.  PPACA did not eliminate the ERISA self insurance medical plans used by large groups and which cover 75 million employees (according to statistics reported by the Self Insurance Institute of America).  Even though this category is not a target for the Company’s plans, the Company will be able to provide third-party administration and network access services to large self-funded employer groups.

•
Consumer Operated and Oriented Plans (“CO-OPS”). The Act provides for the formation of insurance entities that will be owned by individual members and makes federal money available to meet state health plan solvency requirements.  The Company believes its community health plan model can be adapted to support the formation and operation of CO-OPs and can provide management, administration and healthcare delivery network support to these new coverage entities.

•
Health Insurance Exchanges.  The Company believes that the insurance products to be offered by its community health plans can be designed to meet the specifications of the exchanges and will be both competitive and profitable.

Separate from the consumer healthcare issues and opportunities are the issues and opportunities for physicians.  The Company believes that a necessary step to improving the healthcare system and controlling the costs and quality of care is to change the way in which physicians are compensated. The current payment structure has resulted in both primary care and specialist physicians’ real income remaining flat or declining since 2004, according to the Medical Group Management Association, which conducts an annual physician compensation study.

The predominant reimbursement model employed today is the fee-for-service model that reimburses physicians for providing services, irrespective of the treatment outcome.  The amount of the fee a physician receives for a particular service is largely determined by the Medicare Resource-based Relative Value Scale (RBRVS), which is used by CMS and also widely used by private insurers. PPACA recognizes the need for change in physician reimbursement and provides for the formation of “accountable care organizations” (see reference above).

Various studies over the past decade have documented that the dominant physician payment approach rewards volume over value and contributes to overspending on healthcare, including analyses by the Kaiser Family Foundation. “The existing fee-for-service compensation system pays physicians based on the volume of care they deliver, providing financial incentives to perform more procedures rather than providing counseling, diagnosis or dispensing prescriptions,” stated the August 2009 update to the Kaiser Family Foundation Primary Care Background Brief.

Meanwhile, medical practice expenses, such as medical malpractice liability insurance, have increased significantly.  Medical liability premiums increased more than 1,029 percent throughout the country between 1976 and 2007, according to the American Medical Association (AMA).

This leaves physicians, particularly lower paid primary care doctors, with financial incentives and rewards disproportionate to the rigorous, lengthy and expensive education and training programs required for their profession.  The economics of private practice have deteriorated to the point that it impacts the number and quality of physicians who are attracted to the profession.  The AMA’s Medical News reported in September 2009 that 40 percent of physicians surveyed by the American Hospital Association were considering selling their practice; up from 30 percent from the prior year, and younger physicians seem unlikely to replace departing general practitioners.

The August 2009 Update to the Kaiser Family Foundation Primary Care Background Brief concluded “Because primary care doctors spend relatively less time doing procedures, this reimbursement system results in a wide income disparity between family physicians, whose annual income by one estimate averages $173,000, and those practicing specialties such as radiology ($391,000) and cardiology ($419,000), Graduating medical students faced with repaying loans averaging over $100,000 may be more inclined to enter a higher-paying specialty.”

“Due to their lower salaries, primary care doctors often take on more patients than specialists to make ends meet. Primary care physicians may enter the field with the goal of forming long-term relationships and coordinating care for patients and instead find themselves confronted with the realities of back-to-back appointments, long hours, and frustration and stress on the part of patient and doctor.”

The number of U.S. medical school graduates selecting a family medicine career fell 27 percent from 2002 to 2007, according to the Association of American Medical Colleges (AAMC), a not-for-profit association that  represents all 131 accredited U.S. medical schools and 400 major teaching hospitals. Medical students cited the lifestyle associated with primary care physicians, including workload and flexibility in scheduling.

The AAMC notes that the national shortage of primary care physicians is likely to grow worse as nearly one in three physicians is over the age of 55 and likely to retire within the next 20 years. The trend unfortunately coincides with the aging of the U.S. population, which will require an increasing supply of primary care physicians trained to manage multiple and complex chronic conditions.

The Phyhealth community health plan design will involve physicians as partners in the ownership and operation of the plan.  The Company’s health plan model will enable physicians, particularly the critically important primary care physicians, to earn significant financial rewards for providing high quality preventative care to keep their patients well, for managing chronic disorders to keep their patients health condition stable and for providing only the care necessary for the patient’s injury or illness. The Company’s community health plan modelis designed and will be implemented to provide physicians with  financial incentives to deliver high quality care at a low cost and provide physicians a higher quality of work life.

The Company believes PPACA has created or enhanced the following opportunities for its prospective physician partners and the Company:

•
The Company’s health plans will empower the physicians to manage the total cost for all treatment, including hospital and pharmacy costs, and will enable them to allocate primary care resources and reimbursement for the preventative and counseling services that are not reimbursed under the traditional fee-for-service structure. This results in better patient care and more reimbursement for physicians, particularly those involved in primary care.

•
The Company’s community health plan model is designed to give the control of the physician patient relationship to the physician who can involve and inform the patient as indicated in any situation.  This closer relationship enables the physician to better manage care and ensure compliance with treatment regimens and prescribed medications.

•
As licensed HMOs, the community health plans can build or acquire the healthcare treatment facilities needed by the community.  This will give the plan’s physician partners an ownership stake in the facilities; and therefore more control over patient care, the use of resources, and total patient care spending.

•
Since the physicians will own the plan, they can participate in the equity “ownership” of the patients through the HMO.  Physicians share in the equity value (stock ownership) of the HMO, which can increase the physicians’ net worth and provide a financial exit strategy upon retirement, disability or relocation.

•
The Company’s proposed HMOs can also help finance, build and maintain effective information technology systems, such as electronic medical records, that can be used by the physicians who join the HMO network. This can help reduce the cost and increase the capability of these systems as compared to what the physicians can implement on their own.

The Company’s health plan model has been designed to deliver high quality, affordable care to the community, while allowing the critical primary care physicians to participate in several income streams, including fee income for all the services they are required to perform, cash bonuses based on total cost savings, dividends from stock owned in the HMO which would be based on all of the HMO’s business activities, including facilities and systems management.  Importantly, the ownership in the HMO provides an asset that the physician can access on retirement, disability or relocation.  In this way, the Company ensures that the income and other financial rewards of primary care physicians increases thereby encouraging more physicians to pursue and/or continue a primary care career.

“Phyhealth Plan” Overview

Phyhealth Plans are designed to be built on the foundation of a state licensed, for-profit HMO. The Company’s community health plan structure is unique in its design in keeping physicians in control of the physician-patient relationship and placing the responsibility for managing 100 percent of patient healthcare costs directly with the physicians.  To accomplish this, the Company will share ownership of its community health plans with the local physicians to ensure that the incentives for delivering patient-centered care at the least possible cost are aligned between the physician and the health plan/insurer.

Phyhealth will be responsible for managing the business side of the health plans including financial, actuarial, compliance, member services and transaction processing.  The physician owners will be responsible for managing patient care including utilization management, quality management, prevention programs, drug formularies and patient relations. Through this arrangement, Phyhealth Plan members will have a medical home that will support them in improving their overall health status by emphasizing collaboration among physicians and other clinicians to keep members healthy and fully coordinating care for members with acute and chronic disorders.

Phyhealth’s concentration on community health plans will be differentiated from larger regional and national plans and Communities where Phyhealth Plans will be located will benefit from a local insurance solution that addresses the specific needs of the community and will provide the broadest access to healthcare and insurance products specifically designed to meet the individual community’s requirements.  This translates into a healthier community, lower healthcare and insurance costs, and a smaller uninsured population.

Members of the plans will benefit by being able to choose their own physician and keep their choice without having to change plans.  Phyhealth Plans will target the physicians’ patients who prefer to choose their own primary care doctor, and who control their own healthcare financing and insurance purchasing decisions. This group of patients consists primarily of individual and small group commercial patients and Medicare beneficiaries enrolled in private Medicare Advantage plans. Phyhealth Plans can also serve participants in other government-sponsored programs, such as Medicaid and the State Children’s Health Insurance Program, and local employer-sponsored plans; all as dictated by the demographics, economics and special needs of the local market.

Governance of the community health plan (HMO) will be shared between Phyhealth and the physician, partners through a local board of directors comprised of physicians and Phyhealth representatives. The HMO license will be held locally and the health plan will be owned, governed and managed within the community, which will promotes collaborative and mutually rewarding relationships among primary care and specialist physicians, and in turn, with  networks of hospitals and other providers.

Phyhealth Plans will integrate all aspects of the delivery and financing of care, including providing the network physicians with medical liability insurance protection. Phyhealth intends to provide additional products and services that will give physicians the resources and opportunity to develop efficient local care facilities and community wellness programs, as well as to implement information technologies, including secure electronic medical records.

Phyhealth’s community health plans will be for-profit corporations in which Phyhealth will have an ownership interest that will vary from plan to plan and could range from 20 percent to 100 percent depending on the source of capital.  Phyhealth post spinoff will be publicly traded on the OTCBB and this will open up equity financing that can be used to fund the large and expensive development projects necessary to improve care and lower costs.  It also provides opportunities to give physicians substantive stock rewards in addition to cash compensation, without increasing costs to the patients, state and federal governments, employers and other payers.

Phyhealth’s Implementation and Growth Strategy

Phyhealth plans to launch its first or “Pilot” community HMO in a selected market that offers the right combination of efficient medical delivery systems and a member population seeking a local solution sponsored by their own physicians once the Company has acquired the necessary additional capital.
The “Pilot” HMO, to be initially owned and operated by Phyhealth, will serve as the platform upon which we plan to introduce subsequent community-based HMOs that will be owned in partnership with local physicians.  In the short run we will focus on growing the “Pilot” HMO’s business and building the Phyhealth infrastructure.  The strategy of beginning with a wholly-owned HMO gives us several important advantages including:

•	Entering the market sooner and initiating Phyhealth’s revenue streams at an earlier date and utilizing earnings from the “Pilot” HMO to form and capitalize additional Phyhealth plans.
•	Streamlining the regulatory approval process which reduces development time and costs.
•	Facilitating the build-out of Phyhealth’s HMO marketing, financial and operations infrastructure, which will be necessary to support multiple Phyhealth Plans.
•	Paving the way in key markets for forming physician partnerships.

Longer term, Phyhealth intends to leverage its marketing and operational infrastructure to create economies of scope and scale to develop additional community HMOs in partnership with physicians in favorable markets nationwide.    Through this approach, Phyhealth can combine the elements of local service and relationships with large scale, low-cost operations.

Phyhealth will first focus on marketing commercial individual and small business product lines, which can be introduced to the market more quickly than Medicare Advantage, Medicaid and other government programs.  Phyhealth will follow with the introduction of government programs upon approval by the federal government’s Centers for Medicare and Medicaid Services and, as market conditions evolve.  Phyhealth believes it can grow membership quickly by partnering with prospective physician partners to convert their current patients, individual, small group and later their Medicare Advantage members, into the new Phyhealth community health plans. We hope to attract Medicare fee-for-service beneficiaries to our Medicare Advantage program by designing health plans focused on wellness, disease management and member cost savings.

Phyhealth also will seek to acquire health plans and existing books of business from other plans that have desirable operational and risk characteristics.  Phyhealth may also purchase physician practices and buy or build-out healthcare facilities, like diagnostic centers, surgical centers and retail clinics, in the community, which will expand the local HMO’s and Phyhealth’s  revenue base beyond insurance products.  Phyhealth plans to use its publicly traded common stock along with cash to both expand the local HMOs and to supply additional capital to the HMOs as required.

The Company believes, its HMOs will offer the ideal platform for implementation of HIPAA compliant technologies, including electronic medical records systems, data transfer and management, on-line referrals, electronic communications and other practice management tools.  We believe that our unique network of HMOs will provide the economies of scale and financial leverage necessary to bring sophisticated solutions to the individual practice or independent physician group that the physicians working alone could not afford or efficiently manage.  Phyhealth, its physician owners and their patients, as well as government payers, will all benefit from the higher quality, lower cost care enabled by these technologies.

To implement its “Pilot HMO” strategy, Phyhealth’s predecessor (Physicians Healthcare Management Group, Inc.), through its subsidiary Phyhealth Plan Corporation (Plan), filed separate applications in February 2008 to the Florida Office of Insurance Regulation (OIR) and the Florida Agency for Health Care Administration (AHCA), as required to obtain a Certificate of Authority (COA) to operate a Health Maintenance Organization (HMO).  AHCA approved the Plan’s application for the required Health Care Providers Certificate pending an on-site inspection.  The Plan met and exceeded the minimum statutory requirements for its COA, and the OIR accepted the Plan’s application.  However, ultimately the OIR would not approve and issue the COA primarily on the basis that Phyhealth’s predecessor, as the ultimate parent of the Plan, could not meet the leverage tests normally used by the OIR.  The OIR made the determination that the predecessor’s negative equity as shown on its financial statements would prevent it from qualifying as the “back up” funding entity they now required for licensing the HMO. The financial requirements for Phyhealth’s predecessor, as the parent company of the HMO, are discretionary, extra statutory requirements that arguably are within the authority of the OIR.  Regardless, the appeals process is expensive and unlikely to produce a favorable result for the applicant.

Therefore, the Florida OIR issued Phyhealth Plan a ten (10) days notice of their intention to deny the application in June 2008 and recommended that the Company withdraw its application and reapply when it had remedied its leverage issue and could present an acceptable balance sheet.  The OIR indicated that converting the debt to equity could cure the leverage issue, and that they could reconsider the COA application once that had been accomplished.

Phyhealth’s predecessor followed through by converting its debt to equity through the exchange of its outstanding convertible notes to a new Series B Preferred Stock.  The OIR requires that all funds used for the HMO be “unburdened” with no claim against any of the funds.  The OIR also requires that the management applying for the HMO controls the applicant corporation and that any stockholder (person or entity) with 5 percent or more of the stock be included on the application and undergo the necessary background investigation.  For these reasons, the Series B Preferred Stock was granted no voting power, and all restrictions or burdens on the funds were removed.  The OIR was particularly concerned that The Nutmeg Group (the funding organizer) could either control the Plan’s funds or the Company, so care was taken to ensure that neither Nutmeg nor any other investor could exert management control over Phyhealth or over its capital. This transaction gave Phyhealth management sole control over the funds as required by the Florida regulators.

Upon completion of the debt to equity conversion and the Company issuing its 2008 third quarter financial statements, the Plan arranged for an informal regulatory review of the revised debt and capital structure.  While the conversion to equity was acknowledged; it was necessary to classify the equity as “Temporary Equity” on the financial statements since Phyhealth’s predecessor did not have sufficient common shares authorized to cover all of the future preferred Series B conversions.  It was recommended that the “Temporary” classification would need to be removed thus giving the Company positive stockholder’s equity.  In addition, it was suggested that the OIR would now require the Plan to have at least $5 million in unburdened cash funds in order for the Plan to qualify for its COA.  It is not advisable for the Plan to formally resubmit its application to the OIR until Phyhealth’s predecessor and the Plan meet the full financial and capital requirements specified by the OIR.

Phyhealth’s predecessor did not have the full $5 million now required for the HMO, and management therefore decided on a strategy to file an S-1 registration with the SEC to spinoff a new corporation with the required capital structure and file an offering to obtain additional funding.  The Company also decided on a strategy to raise additional funds by making selected strategic investments that would (1) provide an aggressive return at an acceptable risk designed to grow the Company’s funds and/or (2) would give the Company an immediate opportunity to produce revenue and/or (3) pursue physicians or another partner(s) who would match Phyhealth’s funds to start the HMO and/or (4) consider filing in another state where regulators would be more receptive of its COA application.

A key strategic investment was the Company’s purchase of all but 7.5 percent of Phyhealth Underwriters, Inc., the Company’s joint venture with Atlas Insurance Management, formed to underwrite medical professional liability insurance through Physhield Insurance Exchange.  PHYH paid $590,000 for an additional 42.5 percent of Phyhealth Underwriters, Inc. (“Underwriters”) common stock, a $600,000 surplus note, start-up loan and accrued interest, giving Phyhealth 92.5 percent of Underwriters.  Essentially, the Company replaced Atlas’s cash capital surplus contributed to Physhield and had Atlas’s Surplus Note reissued to Phyhealth, giving Phyhealth the right to the funds and future repayment.

In 2008, the Company made other investments designed to meet its objectives, which are described below and in detail in the Notes to Financial Statements.  Management has continued to pursue the business relationships and funding to operate an HMO while awaiting the outcome of the latest legislation surrounding healthcare that culminated with the enactment of the PPACA described above.  The Company’s strategic investments are in the following entities: AccessKey IP, Inc. (OTC Pink Sheets:AKYI), MLH, Inc. and Wound Management Technologies, Inc. (OTC Bulletin Board: WNDM), ZST Digital Networks, Inc. (Nasdaq: ZSTN); Bio-Matrix Scientific Group, Inc. (OTC Bulletin Board: BMSN) and  Bottled Water Media a privately held company.

AccessKey IP, Inc. (OTCBB:AKYI) and its wholly-owned subsidiary, TeknoCreations, are the developer, designer and producer of advanced entertainment, communications, and security devices. One such product is the TeknoVault. The TeknoVault is a unique computer security application that renders classified files in computer hard drives and outlook e-mails invisible and inaccessible to unauthorized eyes. Strategically, it was anticipated that this product could be made available to physicians to better enable them to comply with HIPAA requirements. The Company could either market the product to physicians (and business partners) or supply the product to physicians as a value-added feature to the physician’s relationship with the Company.

MLH, Inc. is a provider of specialty medical, biotechnology solutions and technology applications to secure healthcare data delivery and messaging, and MLH controls several healthcare and related products, services and companies, including  Wound Management Technologies, Inc. (OTCBB: WNDM).  The MLH companies also have existing relationships with physicians and physician groups.  The products that management reviewed during its due diligence, could prove valuable to member physicians, enhancing the value of their medical services and resulting quality of care. WNDM’s patented wound management products are consistent with the Company’s proactive approach to the care and treatment of chronic disorders, such as complications of diabetes.

ZST Digital Networks, Inc. (Nasdaq: ZSTN) is a leading supplier of digital and optical network equipment and installation services to cable network operators in China's Henan province. While the stock price has increased, this investment is not directly related to the Company’s business model other than as a means to meet the capital surplus requirements for its HMO.

Bio-Matrix Scientific Group, Inc. (OTCBB: BMSN) is a biotechnology research and development company that pursues relationships with hospitals, medical institutes, research firms and other biotechnology companies to assist in stem cell research, cell culturing and regenerative medicine therapies.   BMSN maintains facilities that are available for processing, culturing and storage of specimens (stem cells) and has laboratories available to organizations conducting research.  The Company is particularly interested in developing umbilical cord blood and adult stem cell products that could be offered to both its prospective physician partners and future health plan members.

Bottled Water Media and its unique Message on a Bottle delivery system of information, advertisements and other incentives, is designed to drive consumers to targeted websites, promotional materials and retail locations. This unique approach allows companies to create memorable, high impact branding on retail promotional and give-a-way water bottles that increase customer goodwill at no cost to the consumer. Part of the terms of the investment enable the Company to avail itself of quality targeted advertising, at Bottled Water Media’s cost. Accordingly, this is a strategic investment, providing an enhancement to the Company’s business model in the form of a branding campaign.

Following the November 2010 Congressional election, the Republican party regained control of the House of Representatives and immediately passed a bill repealing PPACA in its entirety.  While the Senate and the White House remain under control of the Democrats, who remain advocates of PPACA, there remains the question over whether PPACA will be implemented in full or in part or not at all.

In addition, there are several court challenges to PPACA, particularly its individual mandate, filed by the Attorney’s General of  at least 26 states.  This litigation is moving through the court system and will ultimately be heard and decided by the US Supreme Court.  The outcome of this litigation challenging PPACA is unknown.

Management believes that its community health plan model remains viable under the new legislation, and the Company will continuously improve its business model to take advantage of those changes.  Therefore the Company fully intends to pursue the HMO component of its business plan when the Company has raised the full capital required and meets the financial requirements.

Operations Plan

Phyhealth intends to develop a centralized, scalable administrative operation at its Miami, Florida headquarters to take advantage of operational efficiencies and facilitate data reporting and analysis in regulatory compliance, claims payment, actuarial review, health risk assessment, benefit design and medical utilization.

Phyhealth also intends to locate management and staff members in each of its local service areas to conduct key service functions including sales, member services, physician and provider relations and medical management.

Phyhealth believes that centralized administrative functions paired with a community focus in functions where it matters most, will allow it to better understand and respond to its customers’ needs and to better control medical expenses, which will give Phyhealth a critical service advantage over larger competitors who operate from remote locations.

Phyhealth will utilize a data-driven, analytic approach to its operations that mandates tracking and regular analyses of information ranging from claims data, medical costs, utilization and medical loss ratios for each product and service area it serves.  Phyhealth will use a combination of its own data, data from public sources and data analysis  to support physicians in heading off high cost treatment events by proactively making less costly, early diagnoses and treatment options available to its physician partners.

Phyhealth will use information technology to process and track transactions to ensure actuarial and medical data is both accurate and timely.  Phyhealth plans to develop and implement systems that will provide current information to Phyhealth corporate management, local Phyhealth HMO management and to its physician partners.  Phyhealth will be able to use a combination of software available from vendors together with custom software development to build its IT infrastructure, linking its corporate offices, local HMOs and physicians, without suffering the added time and expense to work around the legacy systems that encumber large health insurers.

Phyhealth’s medical management programs will focus on prevention and wellness and will be designed to support the coordination of healthcare treatment interventions leveraging the strong collaboration between patients, physician partners, other clinicians and other providers. Its specific disease management programs will focus primarily on high risk care management and the treatment of chronic diseases, which are the most common, costly and preventable of all health problems in the U.S., according to the Centers for Disease Control and Prevention. These programs are designed to efficiently treat patients with specific, high risk and potentially catastrophic conditions such as coronary artery disease, congestive heart failure, prenatal and premature infant care, end stage kidney disease, diabetes, cancers and organ transplantation.

Phyhealth will also implement individual case management programs designed to assist its members in using healthcare services more efficiently and effectively to produce better outcomes. Phyhealth’s case management program will be designed to help members with chronic conditions proactively manage their disorders, coordinate their care within the fragmented healthcare delivery system and provide members with a medical home that encourages strong collaboration with and among their physicians.

The centerpiece of Phyhealth’s medical management operations will be the leadership of its physician partners who manage patient care from the perspective of their personal interactions with the plan member-patient.  The medical management will be accomplished at the local community health plan level where the best information on the patient’s condition is available and where the medical expertise for the most effective and responsive intervention exists.   Each local HMO will have active board level committees to govern medical quality and medical utilization that work closely with on-site, Phyhealth professionals to deliver timely action.

For our “Pilot”, Phyhealth plans to develop its operational infrastructure by temporarily outsourcing selected functions to qualified service partners.  This approach avoids the high capital costs and development time involved in developing these capabilities internally.  However, Phyhealth ultimately plans to develop its own proprietary processes and systems with specially trained employees so that it can compete on the basis of member services, better control its expenses and maintain its operating margins. Third party administration and other vendors are readily available covering all required functions, and Phyhealth has identified key providers required to launch its HMO operations.

Sales and Marketing Strategy

Phyhealth’s branding and market position is built around the philosophy of physician managed healthcare – not insurance company or government managed - but personal care managed by physicians within the context of a long-term and stable physician patient relationship.  This message underscores the fact that many consumers, seniors in particular, want to use their physician without having to continually make choices about their healthcare coverage in order to remain under their personal physician’s care.

Phyhealth’s sales and marketing programs will encompass Phyhealth-to-physician, local health plan-to-physician, and plan-to-prospective member marketing campaigns.  Phyhealth will also conduct overarching brand awareness programs through the strategic use of public and investor relations.  The Company’s community health plan marketing and sales initiatives will be tailored to each of its local service areas and designed with the goal of educating, attracting and retaining members, as well as physicians and other providers. In addition, Phyhealth seeks to create ethnically, culturally and geographically relevant marketing programs, where appropriate, that reflect the diversity of the areas that it serves.

Phyhealth’s consumer campaign will carry a strong branding message across its newspaper advertising, internet, direct mail, telemarketing, informational meetings and community outreach. Newspaper ads will help to build brand awareness for Phyhealth’s “Pilot” HMO and all new community health plans. As permitted by state and federal regulations, Phyhealth will use direct mail and telemarketing to notify its physician partners’ patients about the introduction of the community health plan and to advise them on how to get more detailed information on the plan’s benefits, costs and the plan enrollment process.

Phyhealth should enjoy a special, favored relationship with its physician partners (co-owners) of its health plans and work with them to introduce Phyhealth Plans to their patients and facilitate enrollment.  Informational signage and pamphlets in offices of Phyhealth’s physician partners will play a critical role in product branding and in building awareness of Phyhealth Plan’s products and services.  In many instances, as permitted by applicable regulations, the Phyhealth Plan will be the only plan with which its physician partners contract.

Phyhealth’s marketing plan also includes a strong business-to-business communications component aimed at recruiting motivated primary care physician groups and established independent physician associations that have significant managed care experience, a substantial patient base of members and are able to share in the contribution of the capital required to qualify for the state issued Certificate of Authority (license) to operate an HMO.

Phyhealth’s unique selling proposition to practicing physicians is that it provides a solution for the physician seeking more control of patient care, a higher quality of work life, increased income and growth in their net worth.

From a sales perspective, Phyhealth will utilize experienced managing general agents to contract with state-licensed, independent local sales agents who are typically compensated on a commission basis.  Enrollment in each of Phyhealth’s product lines is generally a decision made individually by the member.  Accordingly, its sales agents will focus their efforts on telemarketing, personal visits and company sponsored events.

With respect to Medicare, the activities of Phyhealth’s third-party brokers and agents are heavily regulated by the Centers for Medicare and Medicaid Services, as are all of Phyhealth’s marketing and sales activities directed at Medicare beneficiaries.  Phyhealth’s sales activities are limited to activities such as conveying information regarding the benefits of preventive care, describing the operations of managed care plans and providing information about eligibility requirements.

Phyhealth, which will provide the central administration for all of the local health plans, will employ a corporate marketing executive with overall responsibility for commercial and Medicare member marketing and sales. This executive will coordinate all advertisements and other marketing materials and ensure compliance with CMS and state insurance regulations. The member marketing executive will be supported at the local office by the local HMO executive director and member service specialists who support the enrollment effort.

Phyhealth’s Competitive Advantages

Management has identified the following as Phyhealth’s strongest competitive advantages:

•
Innovative and unique business model.  The capital structure of our proposed health plan (HMO) model with significant physician ownership will enable the plan to offer unique financial benefits to the Company’s physician partners that are not available from other insurers.  This will give the Company an advantage in recruiting the best physicians. And by integrating all the elements of care delivery and financing, Phyhealth will be able to offer physicians the opportunity to control their practices, increase their time spent caring for patients, earn higher incomes, reduce practice expenses and build their net worth. Of note is the fact that the Company’s health plan model fits the specifications for the “accountable care organizations” provided for in PPACA.

•
Physician relationships.  Phyhealth believes in and is committed to physician managed healthcare. In the healthcare system, physicians hold the exclusive authority to authorize all treatments in all facilities including surgery, hospitalization, pharmaceuticals, durable medical equipment and the services of nurses and other healthcare providers.  Management has designed Phyhealth, its subsidiary companies and community health plans to focus on the needs of physicians and the integrity of the physician patient relationship. Key will be a focus on collaboration, promoting information sharing among physicians, and coordination in implementing the most appropriate treatments. By working in concert with physicians, the Company is confident it can operate superior performing health plans and related businesses that will benefit the physicians, their patients and communities, taxpayers and the Company’s stockholders.

•
Operating philosophy. The Company will operate centralized, scalable corporate and administrative operations at its Miami, Florida headquarters to take advantage of operational efficiencies and facilitate reporting and analysis in financial functions, information technology, regulatory compliance, claims processing and payment, actuarial oversight, health risk assessment, health plan benefit design and marketing.  However, the Company is equally committed to designing and operating health plans tailored for the residents of each of its local service areas.   It intends to locate staff members in each of its local service areas to conduct and coordinate key functions including sales, member services, provider relations and medical management.  Phyhealth believes that centralized administrative functions paired with a community focus, in key functions will allow Phyhealth to better understand and respond to its members’ needs and to better control medical expenses – providing a critical advantage over larger competitors who operate from remote locations.

•
Marketing and branding.  The Company will use a combination of national and local advertising to build the Phyhealth brand to attract potential physician partners and prospective health plan members.  The Company will concentrate on local marketing efforts and participation in local community events to connect the local health plan with the community.  The community connection through the Company’s local physician partners and their patients will provide a superior selling proposition compared to health plans that merely contract with physicians and manage members remotely.  Phyhealth Plan members choose their health plan by virtue of their choice of physicians – not the reverse as is the case with traditional plan structures.

•
Flexibility and adaptability. The enactment of comprehensive insurance and healthcare reform through PPACA creates a new regulatory environment that will impact insurers, physicians, hospitals and most of all, individuals and their families.  There have already been challenges by state attorneys general to certain provisions of PPACA and according to Gallup and other polls, the majority of the public does not support the reform effort as of the date of this Prospectus.  The U.S. healthcare system is highly complex and has generated expenditures of $2.3 trillion or 16.2 percent of the nation’s GDP in 2008 (see prior reference).  In addition, the healthcare and insurance industries are regulated by an interwoven state and federal regulatory framework that is subject to frequent changes and modifications, if not major overhauls.  By keeping its community health plans (HMOs) focused on local interests with a narrow span of control, and the Company’s approach to centralized but distributed operations, the Company is positioned to react quickly to the changes that are certain to be a part of the healthcare landscape for the foreseeable future.

The Company has designed and intends to implement a community health insurance model that addresses and provides solutions aimed at the accessibility, quality and cost issues that have plagued the U.S. healthcare system for decades.  The model is founded on the most basic element of the healthcare system – the physician patient relationship – and aligns the financial incentives to encourage all players in the system to work together to accomplish shared objectives.  This is differentiated from the existing system described by Alain Enthoven, PhD Professor Emeritus Stanford University in the May 2010 issue of Health Affairs:

“The incentives in today’s dominant payment model are oriented to doing more, spending more, using more complex methods when simpler methods would do just as well for the patient, Perversely, the result is not only excessive national spending, but poorer results for patients as well as inadequate quality of and access to care.”

Additional Disclosures

Employees.

As of December 31, 2010, Phyhealth had two full-time executive employees who work out of Phyhealth’s Miami, Florida headquarters.  None of such employees are represented by employee union(s).  Phyhealth believes its relations with all of its employees are good.

More specifically, only Robert Trinka and Fidel Rodriguez work full time.  Any additional Phyhealth staff will be hired as the operational plans are scaled up and implemented and as the funding contemplated is achieved.

As of September 1, 2010,  Phyhealth Corporation entered into a Joint Venture Agreement with Mr. David Neel to develop diagnostic sleep centers under the company name Phyhealth Sleep Care Corporation.  David Neel is slated to become a full time employee of Phyhealth Corporation during 2011 and will be invited to serve on Phyhealth Corporation’s Board of Directors.

The operation of Phyhealth’s sleep centers will result in the addition of a number of full-time employees to operate each sleep center the cost for which will be primarily paid through the revenue stream provided by the sleep centers.

Property.

PHYH has one leased office located at 700 South Royal Poinciana Boulevard -- Suite 560, Miami, Florida 33166.  In March 2011 Phyhealth Corporation entered into a 38 month lease at its current location for 1600 sq. ft.of office space at a cost of  $3459.66 per month, including utilities commencing May 1, 2011.   The office location provides convenient access to air transportation and is situated within commuting distance of qualified, experienced applicants for employment.  The office building is a 10-story structure that has space available for immediate expansion.

Phyhealth Corporation has also leased office space as described above for operation of its sleep centers in Denver and Longmont, Colorado.  The Company plans to lease additional office space in its selected markets to develop and grow its sleep center business.

Experienced Management Team. Phyhealth’s management team has extensive experience managing varied types of insurance organizations, including physician-managed insurers. Phyhealth has expertise in the individual and small group markets, Medicare Advantage and with small to midsize employers who self-fund their employee medical benefits.  Phyhealth has worked with Independent Physician Associations (“IPAs”) and a wide variety of physician group practices, societies and associations.  Phyhealth brings the optimum combination of full-time executives, specialized independent consultants and strategic partners to ensure it has the expertise and knowledge required to meet operating challenges, while keeping overhead costs low.  HOWEVER, PROJECTS AND BUSINESS ACTIVITIES AS SUGGESTED HEREIN ARE INHERENTLY RISKY. (SEE “RISK FACTORS” ABOVE.)

History of the Company

On November 10, 2010, the effective date of the registered spin-off, 6,604,312 shares of Common Stock, Par Value $0.0001 Par Value, 3,240,008 of Series A Preferred Convertible Shares and 622,332 of Series B Preferred Convertible Shares of Phyhealth Corporation were spun-off by its then parent, Physicians Healthcare Management Group, Inc.  (“PHYH”). Of the 6,604,312 shares of Common Stock, 3,472,713 shares were issued to PHYH. Phyhealth had no prior operating history.

ITEM 1A.      RISK FACTORS.

An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this annual report before deciding to invest in our common stock.  If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose your entire investment in our company.

We have not operated profitably since inception, its predecessor was never operated profitably, and there are no assurances we will ever generate revenues or profits. In addition, it is expected that we will continue to incur operating losses in the near future.   There is no assurance that we will be able to fully implement our business model, generate any future revenues or operate profitably in the future. Our failure to generate substantial revenues and achieve profitable operations in future periods will adversely affect our ability to continue as a going concern.  If we should be unable to continue as a going concern, you could lose all of your investment in our company.

 You should carefully consider each of the following risks and uncertainties associated with the ownership of Phyhealth's common stock, its business generally, as well as all of the other information set forth herein.

Generally

The occurrence of any of the risks or uncertainties described below could significantly and adversely affect our business, prospects, financial condition and operating results.  In any event, the trading price of Phyhealth's common stock  could decline, and the investor could lose part or all of his investment.

Investors should carefully consider the information presented below, including risks relating to Phyhealth’s operations, uncertain market acceptance, competition, regulation, future capital needs and dependence on key personnel.

Risk Factors Relating to the Spin-Off

Following the spin-off, there are specific areas where (under a Separate Agreement between the parties) PHYH will not compete for 12 months with Phyhealth as to specified current or planned products and services.  Thereafter, PHYH will be able to compete with Phyhealth directly or enable others to compete with Phyhealth by providing detailed knowledge of Phyhealth’s unique business model, its systems, business processes and insurance products.  This competition may limit Phyhealth’s success in marketing its product and service offerings.

Phyhealth may be unable to make the changes necessary to operate as an independent entity or may incur greater costs, which could prevent it from operating profitably.

Separation Agreement May Limit Phyhealth’s Competitive Potential.  Phyhealth was incorporated in Delaware in 2008, to operate as a business unit of PHYH. However, following the spin-off, PHYH has no obligation (beyond that provided in the Separation Agreement) to provide financial, operational or organizational assistance to Phyhealth.  As a consequence, Phyhealth may not be able to successfully implement the changes necessary to operate independently.  Phyhealth may also incur additional costs relating to operating independently that would cause its available funds to decline materially. Phyhealth cannot assure you that once it becomes a stand-alone company, it will be profitable.   In addition, agreements that Phyhealth has entered into in connection with the spin-off may require Phyhealth’s business to be conducted differently than previously conducted and will cause its relationship with PHYH to be different from what it has historically been. These differences may harm Phyhealth’s operating results and financial condition.  Following the spin-off, there are specific areas where (under a Separate Agreement between the parties) PHYH will not compete for 12 months with Phyhealth as to specified current or planned products and services.  Thereafter, PHYH will be able to compete with Phyhealth directly or enable others to compete with Phyhealth by providing detailed knowledge of Phyhealth’s unique business model, its systems, business processes and insurance products.  This competition may limit Phyhealth’s success in marketing its product and service offerings. Further, Phyhealth may be unable to make the changes necessary to operate as an independent entity or may incur greater costs, which could prevent it from operating profitably.

Phyhealth Will Need to Make Substantive Changes To Operate As An Entity Independent of PHYH.  Phyhealth was incorporated in Delaware in 2008, to operate as a business unit of PHYH. However, following the spin-off, PHYH will have no obligation (beyond that provided in the Separation Agreement) to provide financial, operational or organizational assistance to Phyhealth.  As a consequence, Phyhealth may not be able to successfully implement the changes necessary to operate independently.  Phyhealth may also incur additional costs relating to operating independently that would cause its available funds to decline materially. Phyhealth cannot assure you that once it becomes a stand-alone company, it will be profitable.

Spin-off Taxable.  The spin-off was taxable to the recipient, as with any dividend. However, since the taxability is dependant, in part, upon PHYH’s earnings and profits, accumulated or during the current taxable year, it cannot be determined, at this time, whether and to what extent the dividend would be taxable to the recipient.  For more information, see the section entitled “The Spin-Off—Certain U.S. Federal Income Tax Consequences of the Spin-Off.”

Since the spin-off was not a tax-free transaction, PHYH was subject to tax as if it had sold the Phyhealth common stock in a taxable sale at fair market value and Phyhealth’s initial public stockholders--the former holders of PHYH, whose stock is to be issued as a dividend of Phyhealth capital stock in the spin-off had to recognize gain or loss equal to the difference between the fair market value of the shares of Phyhealth common stock received and 2% of the holder’s tax basis in its PHYH shares of common stock. Under the Tax Matters Agreement between Phyhealth and PHYH, Phyhealth was generally required to indemnify PHYH against any tax resulting from the share issuance if the tax resulted from any of its representations or undertakings being incorrect and violated.

For a more detailed discussion, see the section entitled “Relationship Between Phyhealth and PHYH Following the Spin-Off—Agreements Between Phyhealth and PHYH Relating to the Spin-Off—Tax Matters Agreement.”  PHYH’s indemnification obligations to Phyhealth and its subsidiaries, officers and directors are not limited by any maximum amount.  If PHYH is required to indemnify Phyhealth or any other person under the circumstances set forth in the Tax Matters Agreement, PHYH may be subject to substantial liabilities.

Registrant’s Accounting and Management Systems and Resources May Be Inadequate.  Phyhealth’s accounting and other management systems and resources may not be adequate to meet the financial reporting and other requirements to which Phyhealth will be subject following the spin-off.  If Phyhealth is unable to achieve and maintain effective internal controls, its operating results and financial condition could be harmed.

Prior to the spin-off, PHYH was not directly subject to reporting and other requirements of the Securities Exchange Act of 1934 (the “Exchange Act”).  As a result of the spin-off, Phyhealth will  be directly subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Sarbanes-Oxley will require annual management assessments of the effectiveness of Phyhealth’s internal controls over financial reporting. Phyhealth’s reporting and other obligations will place significant demands on its management and administrative and operational resources, including accounting resources.

To comply with these requirements, Phyhealth may need to upgrade its systems, including information technology, implement additional financial and management controls, reporting systems and procedures and hire additional legal, accounting and finance staff.  If Phyhealth is unable to upgrade its systems and procedures in a timely and effective fashion, it may not be able to comply with its financial reporting requirements and other rules that apply to public companies.  In addition, if Phyhealth is unable to conclude that its internal controls over financial reporting are effective, Phyhealth could lose investor confidence in the accuracy and completeness of its financial reports. Any failure to achieve and maintain effective internal controls could harm Phyhealth’s operating results and financial condition.

Phyhealth’s Success Will Depend On Its Ability To Retain Its Key Managers and Recruit Additional Employees.  Phyhealth will rely heavily on two knowledgeable and highly-skilled full-time managers/employees. Either or both of these key employees could leave Phyhealth and so deprive Phyhealth of the skill and knowledge essential for performance of its existing and new businesses. Phyhealth’s employees have additional and different responsibilities as a public company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and other rules and regulations of the SEC, including the Sarbanes-Oxley Act of 2002.  If any of Phyhealth’s key employees leaves for any reason(s), it could harm Phyhealth’s operating results and financial condition. Additionally, Phyhealth cannot assure its investors that the Company will be able to offer prospective managers and other key employees competitive opportunities with the compensation and benefits packages necessary to attract talented and experienced people to fill key management, professional and technical positions.

While Separate Companies Post-Spin-Off, Initially There Will Be Overlapping Directors and Management.  Post spin-off, PHYH initially will be managed by its Board of Directors, which will be comprised of its three (3) current directors, two of whom are its present full-time management employees.  The same three (3) directors will also serve on Phyhealth’s Board of Directors.  PHYH intends to hire new management and other employees to support the development of its operations. To date, this is not occurred. Accordingly, Phyhealth's management employees have dual responsibilities with respect to Phyhealth and PHYH.

The Spin-off Agreements Require Phyhealth To Assume Liabilities and Other Terms That May Be Less Favorable to Registrant.  Phyhealth negotiated and entered into the spin-off agreements as a subsidiary of PHYH.  Had these agreements been negotiated with unaffiliated third parties, their terms might have been more favorable to Phyhealth.  These agreements require PHYH to assume and/or indemnify Phyhealth for, among other things, all past, present and future liabilities related to our business. The allocation of assets and liabilities between Phyhealth and PHYH may not reflect the allocation that would have been reached between two unaffiliated parties.

Risk Factors Relating to Phyhealth Common Stock

The Market Price and Trading Volume of Phyhealth Common Stock May Be Volatile and May Face Negative Pressure.  Before the spin-off, there was no trading market for Phyhealth.’s common stock.  Until, and possibly even after, orderly trading markets develop for Phyhealth stock, there may be significant fluctuations in price. Investors’ interest may not lead to a liquid trading market and the market price of Phyhealth common stock may be volatile. This may result in short- or long-term negative pressure on the trading price of shares of Phyhealth common stock.  The market price of Phyhealth’s common stock may also be volatile due to the risks and uncertainties described in this “Risk Factors” section, as well as other factors that may affect the market price, such as:

•	Conditions and publicity regarding the health care, health insurance and medical malpractice insurance industries generally;
•	Price and volume fluctuations in the stock market at large which do not relate to Phyhealth’s operating performance; and
•
Comments by securities analysts or government officials, including those with regard to the viability or profitability of the insurance sector generally or with regard to our ability to meet market expectations.

The stock market has from time to time experienced extreme price and volume fluctuations that are unrelated to the operating performance of particular companies.

Failure To Meet Previously Announced Financial Expectations Could Have an Adverse Impact on the Market Price of Phyhealth’s Common Stock.  Phyhealth’s ability to achieve previously announced financial targets is subject to a number of risks, uncertainties and other factors affecting its business and the insurance industry generally, many of which are beyond Phyhealth’s control. These factors may cause actual results to differ materially. Phyhealth describes a number of these factors throughout this document, including in these Risk Factors. Phyhealth cannot assure you that it will meet these targets. If Phyhealth is not able to meet these targets, it could harm the market price of its common stock.

Future Sales of Phyhealth Stock Could Adversely Affect Its Stock Price and Its Ability To Raise Capital in the Future.  Sales of substantial amounts of Phyhealth common stock could harm the market price of its stock. This also could harm Phyhealth’s ability to raise capital in the future. The shares issued in the spin-off are freely tradable without restriction under the Securities Act of 1933 (the “Securities Act”) by persons other than “affiliates,” as defined under the Securities Act. Any sales of substantial amounts of Phyhealth common stock in the public market, or the perception that those sales might occur, could harm the market price of Phyhealth common stock.

Anti-takeover Provisions Could Deter Takeover Attempts of Phyhealth and Limit Appreciation.  Phyhealth’s amended and restated certificate of incorporation, amended and restated bylaws, stockholder rights plan and Delaware law contain provisions that may have the impact of delaying or precluding its acquisition without the approval of its board of directors.  These provisions may limit the price that investors otherwise might be willing to pay in the future for shares of its common stock.  In addition to any stockholder rights plan instituted in the future, these provisions include advance notice procedures for stockholder proposals and director nominations and a provision in Phyhealth’s amended and restated bylaws that does not afford stockholders the right to call a special meeting of stockholders.  In addition, there are provisions of Delaware law that may also have the effect of precluding an acquisition of Phyhealth without the approval of its board of directors. For more information regarding these provisions, see the sections entitled “Description of Phyhealth Common Stock—Anti-Takeover Effects of Certain Provisions of its Charter and Bylaws” and “—Delaware Business Combination Statute.”

Risk Factors Relating to Phyhealth’s Business

Phyhealth Is a Development Stage Company Has Engaged Only In Organizational and Regulatory Compliance-Related Activities and Has Not Realized Any Revenues from Its Operations.  Phyhealth may not currently have the capital surplus required to be issued a Certificate of Authority to operate a health maintenance organization (HMO) in many states, including Florida where its operations are based.  Therefore, Phyhealth will require additional funding and/or a development partner in order to build its first community health plan.  The company cannot assure its investors that it will be able to raise the necessary capital or find the development partners necessary to launch its health plan operations.

Regulatory Status and Challenges.  Phyhealth’s affiliate, Physhield Insurance Exchange, a Risk Retention Group, has been issued its Certificate of Authority from the state of Nevada and is currently registered to underwrite medical professional liability insurance in Nevada, Texas, Florida, Maryland and the District of Columbia; and could potentially operate its business in all fifty states.    Physhield suspended operations as of March 1, 2011 and plans to surrender its Certificate of Authority and repay all or part of the Surplus Note held by the Company.  The Company plans to re-enter the medical malpractice business through its subsiary, Phyhealth Underwriters, Inc., however there is no assurance that the company will be able to raise the capital necessary to start another captive insurer or risk retention group.

The Patient Protection and Affordable Care Act (PPACA) that was signed into law by President Barack Obama on March 23, 2010, along with the Health Care and Education Reconciliation Act of 2010 (signed into law on March 30, 2010), provide for comprehensive changes in the way health insurers conduct business and this could materially impact the operations of Phyhealth’s community health plans.

With plan years beginning September 23, 2010, health insurers will be required to provide more coverage to additional insureds and will be limited in their ability to defend against certain claims, such as:

•	Prohibition on maintaining lifetime limits on the dollar value of benefits for any insured.
•	Prohibition on rescinding coverage from any insured unless in the case of fraud or misrepresentation of a material fact.
•	Provide first dollar coverage for specified preventative health services, including immunizations and health screenings.
•	Extend coverage for dependent children up to age 26.
•	Maintain spending for healthcare services at not less than 85% of collected premiums on large groups and 80% on small groups and individuals.
•	Prohibition on excluding pre-existing condition exclusions for all enrollees under the age of 19 as of September 23, 2010 (and for all other enrollees as of January 1, 2014).

With plan years beginning January 1, 2014 health insurers will be subject to additional coverage requirements and restrictions, reporting requirements and will begin competing for business through state insurance exchanges, particularly:

•	Insurers must provide guaranteed availability of commercial coverage for every individual that applies for coverage and guaranteed renewability.
•
State insurance exchanges designed to increase competition among insurers will be implemented.  Additional competition will be provided through Consumer Operated and Oriented Plans (“CO-OPS”) that will be funded by the federal government (no later than July 1, 2013) to provide an alternative to commercial insurance companies.

•	Plans must comply with standardized deductible and out-of-pocket cost maximums.
•	Plans begin reporting coverage information to each insured and to the Internal Revenue Service.

Effective in 2014, the Act provides for assessments of certain fees and taxes on health insurers, including a Health Insurance Provider annual fee based on the insurer’s market share and net premiums, which will need to be passed on to insureds through increased premiums.

The PPACA mandates the purchase of health insurance coverage by individuals on January 1, 2014 and provides monetary penalties for not having coverage.  Subsidies to purchase coverage will be provided under the Act beginning in 2014 for individuals and families with incomes between 100% and 400% of the Federal Poverty Level.

The PPACA introduces historic changes to the health insurance market and broadens the involvement of the federal government and both the positive and negative impacts of this Act cannot be fully analyzed as of the date of this Prospectus.  While the Company believes the development of its community health plan model and its medical malpractice insurance businesses will remain viable, it cannot provide any assurance to its investors that the Company will be able to operate profitably under the new regulations or that its products and services will be competitive in the changing marketplace.

Phyhealth’s Business Activities Are Highly Regulated by the Insurance Commissioner of Each State.   Phyhealth’s community health plan model is subject to substantial federal and state regulation, in addition to the recently enacted PPACA. These laws and regulations, along with the terms of Phyhealth’s contracts and licenses, regulate how Phyhealth does business, what services are offered and how Phyhealth interacts with its customers, health care providers and the public. Laws and regulations applicable to Phyhealth’s businesses are subject to frequent change and varying interpretations. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or the issuance of new regulations could adversely affect Phyhealth’s business by, among other things:

•	Imposing additional license, registration or capital reserve requirements;
•	Increasing administrative and other costs;
•	Forcing Phyhealth to undergo a corporate restructuring;
•	Increasing mandated benefits without corresponding premium increases;
•	Limiting Phyhealth’s ability to engage in inter-company transactions with our affiliates and subsidiaries;
•	Forcing Phyhealth to restructure its relationships with health care providers; or
•	Requiring Phyhealth to implement additional or different programs and systems.

Although Phyhealth believes it can structure its operations to comply with the laws and regulations applicable to it, government officials charged with responsibility for enforcing such laws and regulations are entitled to audit Phyhealth’s operations and may in the future assert that Phyhealth (or transactions in which it is involved) are in violation of these laws or courts may ultimately interpret such laws in a manner inconsistent with Phyhealth’s interpretation. Therefore, it is possible that future legislation and regulation and the interpretation of existing and future laws and regulations could have a material adverse effect on Phyhealth’s ability to operate health maintenance organizations, third-party management and administration companies, risk retention groups and other insuring organizations. Moreover, since many of the legal requirements have not been defined judicially, the risk of an adverse executory interpretation or determination is enhanced.

Acquisitions, Investments or Other Strategic Relationships or Alliances, May Consume Significant Resources.  Acquisitions, investments and other strategic relationships and alliances, if pursued, may involve significant cash expenditures, debt incurrence, additional operating losses, and expenses that could have a material adverse effect on Phyhealth’s financial condition and operating results. Acquisitions involve numerous other risks, including:

•	Diversion of management time and attention from daily operations;
•	Difficulties integrating acquired businesses, technologies and personnel into Phyhealth’s business;
•	Inability to obtain required regulatory approvals and/or required financing on favorable terms;
•	Entry into new markets in which Phyhealth has little previous experience;
•	Potential loss of key employees, key contractual relationships or key customers of acquired companies or of Phyhealth; and
•	Assumption of the liabilities and exposure to unforeseen liabilities of acquired companies.

If these types of transactions are pursued, it may be difficult for Phyhealth to complete these transactions quickly and to integrate these acquired operations efficiently into its current business operations. Any acquisitions, investments or other strategic relationships and alliances by Phyhealth may ultimately harm our business and financial condition. In addition, future acquisitions may not be as successful as originally anticipated and may result in impairment charges.

Potential Consequences If Phyhealth Is Required To Maintain Higher Statutory Capital Levels.  Phyhealth’s community health plans will be operated through subsidiaries in various states. These subsidiaries are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, or net worth, as defined by each state. One or more of these states may raise the statutory capital level from time to time. Other states have adopted risk-based capital requirements based on guidelines adopted by the National Association of Insurance Commissioners.   Regardless of whether the states in which Phyhealth operates adopt risk-based capital requirements, the state departments of insurance can require Phyhealth’s subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state laws if they determine that maintaining additional statutory capital is in the best interests of its health plan members. Any increases in these requirements could materially increase its reserve requirements. In addition, as Phyhealth continues to expand its offerings in new states or pursues new business opportunities, Phyhealth may be required to maintain additional statutory capital reserves. In either case, available funds could be materially reduced, which could harm Phyhealth’s ability to implement its business strategy.

In addition, the operations of Phyhealth’s subsidiary, Phyhealth Underwriters, are currently dependent on the operations of Physhield Insurance Exchange, which is a medical liability risk retention group authorized by the Federal Liability Risk Retention Act of 1986 and licensed as an Association Captive insurer domiciled in the state of Nevada.  Physhield has ceased operations and will surrender its Certificate of Authority, and while Phyhealth Underwriters can contract to manage other captive insurers and risk retention groups, there can be no assurance that the Company will be able to re-enter the medical malpractice business,
Potential Consequences If State Regulators Do Not Approve Payments Including Dividends and Other Distributions.  Phyhealth’s health plans will be subject to laws and regulations that limit the amount of dividends and distributions they can pay and the amount of management fees they may pay to affiliates of the plans, including Phyhealth and its management subsidiaries, without the prior approval of, or notification to, state regulators. The discretion of the state regulators, if any, in approving or disapproving a dividend is not always clearly defined. Health plans that declare non-extraordinary dividends must usually provide notice to the regulators in advance of the intended distribution date.

Phyhealth’s existing surplus loan to Physhield of $600,000 and any future surplus loans are regulated by the Nevada department of insurance, and repayment of principal and interest is subject to the insurance commissioner’s discretionary approval. Physhield is in the process of surrendering its Certificate of Authority but has not received any assurance as to when the Nevada insurance commissioner will approve repayment of the loans to the Company.

If the regulators were to deny or significantly restrict payments of management and other fees and/or disapprove surplus loan repayments by Phyhealth’s subsidiaries and affiliates, the funds available to Phyhealth would be limited.

Applicability of Laws Governing the Transmission, Security and Privacy of Health Information.  Regulations under the Health Insurance Portability and Accountability Act of 1996, and the HITECH Act provisions in the American Recovery and Reinvestment Act of 2009, collectively (“HIPAA”) require Phyhealth to comply with standards regarding the exchange of health information within the company itself and with third parties, including healthcare providers, business associates and Phyhealth’s customers. These regulations include standards for common healthcare transactions, including claims information, plan eligibility, and payment information; unique identifiers for providers and employers; security; privacy; and enforcement. HIPAA also provides that to the extent that state laws impose stricter privacy standards than HIPAA privacy regulations, a state seeks and receives an exception from the Department of Health and Human Services regarding certain state laws, or state laws concern certain specified areas, such state standards and laws are not preempted.

Phyhealth believes it can comply with the HIPAA guidelines for the adoption and implementation of appropriate policies and procedures for privacy, for transactions and code sets and for security standards. Given HIPAA’s complexity and the possibility that the regulations may change and may be subject to changing and perhaps conflicting interpretation, Phyhealth’s ongoing ability to comply with the HIPAA requirements is uncertain. Furthermore, a state’s ability to promulgate stricter laws, and uncertainty regarding many aspects of such state requirements, make compliance with applicable health information laws more difficult. Sanctions for failing to comply with the HIPAA health information provisions include criminal penalties and civil sanctions, including significant monetary penalties.

Limitations of Business Model.  In large part, Phyhealth relies on the profitable management of insured risks for its success either through earning an underwriting profit directly, or by earning fees from subsidiaries and affiliates that must manage risk profitably to remain in operation. Phyhealth cannot guarantee it will be able under all circumstances to profitably manage its insured risks nor can the solvency of Phyhealth’s operating insurance entities be assured.

Business Heavily Dependent on Its Ability To Forge and Maintain Business Relationships with Physicians and Physician Organizations.  Phyhealth’s community health plan model shares ownership, governance and operational responsibilities with its physician partners who will have a significant ownership stake in the plan.  Physicians are the key to Phyhealth’s ability to manage healthcare costs, which drives Phyhealth’s ability to compete in the marketplace and its financial performance.  Phyhealth’s physician partners will be heavily incentivized to deliver quality care and control total patient costs.

Phyhealth’s success will be dependent upon, among other factors, its ability to successfully attract qualified physician partners. The physicians must then successfully transition a significant portion of their patient base, as well as attract new patients into Phyhealth plans. Phyhealth cannot assure that its physician partners will devote adequate time, talent or resources to managing patient care and medical utilization, or provide sound governance.  The failure of physicians to perform these functions could have an adverse impact on Phyhealth’s competitive position, its growth and development, and its overall financial performance.

Phyhealth’s Products and Services Are in Competitive Segments of the Healthcare Market.  The principal competitive factors that affect Phyhealth include: marketing innovative products and services, managing costs to maintain competitive pricing, recruiting physicians for health plans and liability insurance programs, maintaining the distribution systems necessary to enroll members in Phyhealth’s products, delivering superior customer service, and aggressively managing insured risks. Phyhealth cannot assure that it will be able to successfully compete against current and future competitors and grow and maintain its market share.

Phyhealth’s Community Health Plan Is Dependent On Its Contracting Under Favorable Terms, with Physicians, Healthcare Providers and Facilities.  If Phyhealth is unable to maintain favorable contracts or if its health plan networks are disrupted in its service areas for any reason including:  providers’ refusal to contract, dissolution of a large provider organization or hospital facility, or providers’ unwillingness to negotiate competitive terms, Phyhealth could be placed at a competitive disadvantage or could have difficulty meeting regulatory requirements.  There is no guarantee that Phyhealth will be able to contract and maintain competitive healthcare networks in any one or all of its service areas.

Principal Stockholders hold approximately 85% of the Phyhealth Voting Shares.   Individual officers, directors, advisors and more than 5% shareholders (the “Principal Stockholders”) own in the aggregate approximately 85% of Phyhealth’s outstanding common shares. (See “Security Ownership of Certain Beneficial Owners and Management.”) Consequently, the Principal Stockholders may be able to effectively control the outcome on all matters submitted for a vote to Phyhealth’s stockholders.  Specifically, at least initially, the Principal Stockholders will be able to elect all of Phyhealth’s directors. Such control by the Principal Stockholders may have the effect of discouraging certain types of transactions involving an actual or potential change of control, including transactions in which holders of Shares might otherwise receive a premium for their Shares over then current market prices.

Any Substantial Sale of Stock Could Depress the Market Value of Phyhealth. The Principal Stockholders, including directors and officers (among whom is Robert Trinka) beneficially hold as of the date of this Prospectus, directly or indirectly, approximately 85% of the outstanding shares of Phyhealth.  All of such shares held by the Principal Stockholders are “restricted” and/or “control” shares as defined in Rule 144 under the Securities Act (“Rule 144”).  This Rule also extends to non-affiliates of Phyhealth with regard to restricted shares, that is, those not freely tradable.  All of these restricted shares have been owned (or deemed to be owned) beneficially for more than one year by existing shareholders and may not be sold in the market pursuant to Rule 144 until at least one year has passed from the date of their purchase (or six (6) months in the case of a reporting company, if so reporting for at least 90 days, as Phyhealth will become concurrent with the date of this Prospectus).  We can make no prediction as to the effect, if any, that sales of shares, or the availability of shares for future sale, will have on the market price of the shares prevailing from time to time of Phyhealth. Sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could depress prevailing market prices for the shares. Such sales may also make it more difficult for Phyhealth to sell equity securities or equity-related securities in the future at a time and price which it deems appropriate.

We will need additional financing which we may not be able to obtain on acceptable terms.  If we cannot raise additional capital as needed, our ability to execute our business plan and grow our company will be in jeopardy.

ITEM 1B.      UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.         PROPERTIES.

Phyhealth has one leased office located at 700 South Royal Poinciana Boulevard -- Suite 560, Miami, Florida 33166. In March 2011 Phyhealth Corporation entered into a 38 month lease for its current offices of 1600 sq. ft. at a cost of $3460 per month, including utilities.   The office location provides convenient access to air transportation and is situated within commuting distance of qualified, experienced applicants for employment.  The office building is a 10-story structure that has space available for immediate expansion.
Phyhealth Corporation has also leased office space as described above for operation of its sleep centers in Denver and Longmont, Colorado.  The Company plans to lease additional office space in its selected markets to develop and grow its sleep center business.

ITEM 3.         LEGAL PROCEEDINGS.

There has not been any material civil, administrative or criminal proceedings concluded, pending or on appeal against Phyhealth, or its respective affiliates and principals. However, PHYH is a party to two separate legal proceedings, both of which were pending during the reporting period. Since Phyhealth is the successor to PHYH, for most purposes, it has assumed the pursuit of the matter in which PHYH is the plaintiff and it may inherit the obligations associated with the action in which PHYH is the defendant. We know of no legal proceedings pending or threatened or judgments against the company or against any director or officer of the Company in his or her capacity as such.

On December 8, 2010, MicroPipe Fund 1, LLC (MicroPipe), an investor and shareholder in PHYH, filed suit against PHYH. In early 2008, MicroPipe invested approximately $263,000 into PHYH, in exchange for a convertible debenture. Thereafter, on August 11, 2008, through MicroPipe's agent and Registered Investment Advisor, MicroPipe negotiated with PHYH to exchange (the “Exchange”) the convertible debenture for 1,318,062 shares of Series B Preferred Stock. MicroPipe's suit claims that its Registered Investment Advisor's actions in agreeing to this Exchange, was without MicroPipe's authority. Accordingly, MicroPipe is suing PHYH to collect on the convertible debenture, which MicroPipe relinquished in exchange for the Series B Preferred Stock. Management feels that there is no factual basis for this claim and that this suit is frivolous. Phyhealth has taken the initiative to engage counsel and file a motion to dismiss the complaint.

On May 15, 2009, PHYH invested $250,000 with a Mr. Scott Haire and MLH, Inc. (MLH), a provider of specialty medical, biotechnology solutions and technology applications.  The investment was for Wound Management Technologies, Inc. (OTCBB: WNDM) common stock and a 10% Secured Promissory Note (the “Note”) which was originally due June 15, 2009. This is among the assets assumed by Phyhealth, post-spinoff. Following several amendments and extensions, the monetary portion of the Note was paid in full in August 2009.  However, part of the consideration received for making the investment and extending repayment, was 100,000 restricted common shares of Wound Management common stock.  In addition, the Note, as amended included a Put Option requiring MLH and Scott Haire to purchase 75,000 shares of the WNDM stock at $3.00 per share.  However, Scott Haire, MLH and Wound Management have refused to honor the terms of the Note, as amended, and have not issued the 100,000 shares of WNDM common stock to PHYH and have not paid the $225,000 due upon PHYH’s exercise of the Put Option. Management believes the terms of the Note as amended are legally enforceable and has accordingly filed suit against Wound Management, Scott Haire and MLH and other parties.  The suit sounds in breach of contract and fraud. While Management is confident of its position in this suit, there is no assurance that there will be a positive outcome to this dispute or that the defendants will be capable of satisfying any judgment.

ITEM 4.         (REMOVED AND RESERVED).

PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Bulletin Board under the symbol “PYHH.” The following table shows the high and low closing prices for our common stock, since it commenced trading on December 20, 2010, as reported by the OTC Bulletin Board. We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock. Some of the quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

December 20, 2010 to December 31, 2010	High	Low
Fourth quarter	$0.01	$0.01

On December 31, 2010 the last sale price of our common stock as reported on the OTC Bulletin Board was $0.01 per share.  As of December 31, 2010 we had 6,604,312 shares of common stock outstanding, held by approximately 455 shareholders and 38 holders of record of its preferred stock.

Dividend policy

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained to retire debt and for the operation of the business. Under Delaware law, we are prohibited from paying dividends if the distribution would result in our company not being able to pay its debts as they become due in the usual course of business, or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

On November 10, 2010, following the effective date of the registered spin-off, 6,604,312 shares of Common Stock, Par Value $0.0001 Par Value, 3,240,008 of Series A Preferred Convertible Shares and 622,332 of Series B Preferred Convertible Shares of Phyhealth Corporation were spun-off by its then parent, Physicians Healthcare Management Group, Inc.  (“PHYH”). Of the 6,604,312 shares of Common Stock, 3,472,713 shares were issued to PHYH. Phyhealth had no prior operating history.

ITEM 6.         SELECTED FINANCIAL DATA.

The following table sets forth certain financial data for the Company.  The selected financial data should be read in conjunction with the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of Company and notes thereto.  The selected financial data for the years ended December 31, 2010, and 2009 and for the period January 18, 2008 (inception) to December 31, 2008, have been derived from the Company’s audited consolidated financial statements.

	Year Ended 12/31/10	Year Ended 12/31/09	1/18/2008 (Inception) to 12/31/08
Income Statement Data:
Revenue	$-	$-		$-
Operating Expenses	$(672,665)	$(2,671)		$(944)
Net Loss	$(672,665)	$(2,671)		$(944)

Net Loss attributable to Phyhealth Corporation and subsidiaries	$(632,073)	$(2,671)		$(944)
Net Loss per Share	$(.67)	$(2.67)		$(0.94)
Weighted Average Common Shares Outstanding - Basic and Diluted	941,746	1,000		1,000

Balance Sheet Data:
Working Capital	$812,957	$-	$
Total Assets	$1,787,412	$-	$
Accumulated Deficit	$(635,688)	$(3,615)		$(944)
Phyhealth Corporation Stockholders’ Equity	$(1,571,702)	$(2,671)		$-

The following table sets forth certain financial data for PHYH, the Company’s predecessor. The selected financial data should be read in conjunction with PHYH’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of PHYH and notes thereto.  The selected financial data for the period from January 1, 2010 to November 9, 2010 and for the years ended December 31, 2009 through 2006 and for the period February 14, 2005 (inception) to December 31, 2005, have been derived from PHYH’s audited consolidated financial statements.

	For the period 1/1/10 to 11/09/10	Year Ended 12/31/09	Year Ended 12/31/08	Year Ended 12/31/07	Year Ended 12/31/06	2/14/2005 (Inception) to 12/31/05
Income Statement Data:
Revenue	$-	$-	$-	$-	$ --$ -	-
Operating Expenses	$(858,619)	$(398,649)	$(1,093,845)	$(599,168)	$(380,481)	$(209,018)
Loss From Operations	$(858,619)	$(398,649)	$(1,093,845)	$(599,168)	$(380,481)	$(209,018)
Interest and Other income and expense, net	$211,326	$(108,976)	$(1,748,022)	$-	$(250)	$-
Net Loss attributable to PHYH	$(623,447)	$(501,599)	$(2,841,867)	$(599,168)	$(380,731)	$(209,018)
Net Loss per Share	$_________-	$_________-	$(0.02)	$-	$_________-	$(0.03)
Weighted Average Common Shares Outstanding - Basic and Diluted	155,925,507	155,925,819	155,998,864	241,144,801	177,105,608	6,835,488

Balance Sheet Data:
Working Capital	$864,150	$1,518,457	$2,776,150	$15,802	$16,837	$15,719
Total Assets	$2,405,934	$2,873,205	$3,406,321	$57,713	$41,055	$32,995
Accumulated Deficit	$(5,714,090)	$(5,090,643)	$(4,589,044)	$(1,747,177)	$(589,749)	$(209,018)
Stockholders’ Equity (Deficit)	$(5,094,141)	$(4,626,415)	$(4,172,347)	$(1,429,203)	$36,524	$31,311

See Appendix F for the Company’s audited financial statements for the years ended December 31, 2010 and 2009 and PHYH audited financial statements for the period from January 1, 2010 to November 9, 2010 and for the year ended December 31, 2009. ( In addition, summary financial data is provided in “Selected Financial Data” above).

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operational Overview

Phyhealth was formed in 2008 and has been inactive prior to the spinoff, which was effective November 10, 2010. The business operations were previously pursued by PHYH, prior to the spinoff, and Phyhealth has been in the development stage and its efforts through December 31, 2010 have been principally devoted to organizational activities, raising capital, evaluating operational opportunities and fulfilling regulatory requirements.  Since its formation, Phyhealth and PHYH, in their respective pursuits of this business, have not realized any revenues from the planned operations. PHYH has made selected strategic investments (which assets have been assumed by Phyhealth) with the initial capital both as a means to raise the remaining funds necessary to execute its community health plan business model.

In accordance with the business plan, on February 27, 2009, PHYH purchased an additional 42.5% of the common stock of Phyhealth Underwriters, Inc. (“Underwriters”), from its joint venture partner, Atlas Insurance Management, bringing its total ownership to 92.5%.  Underwriters is the Attorney-in-fact for Physhield Insurance Exchange, a Risk Retention Group (Physhield), now Phyhealth’s exclusive licensed medical malpractice insurance affiliate.  Phyhealth plans to operate Underwriters as a subsidiary, and Phyhealth Underwriters has the ability to contract with captive insurers and risk retention groups other than Physhield. Physhield has ceased operations  as of March 1, 2011 and is in the process of surrendering its Certificate of Authority.The Company has entered the sleep care industry by opening up its first two sleep care centers that produced its first revenue in 2011.  Management expects to open additional facilities and has contracted with an experienced manager to implement its sleep center business plan.  Management looks to these sleep care centers as the first step in the Company’s business plan.

Results of Operations:

Phyhealth:
For the year ended December 31, 2010 compared to the year ended December 31, 2009:

The Company was a dormant shell that was created to receive the operations, assets and liabilities of PHYH through a spin-off that was completed on November 10, 2010.  Consequently, substantially all the activity in the Company’s consolidated financial statements were a result of the on-going activities subsequent to that spin-off.  See description below for management’s discussion and analysis of the activity before the spin-off.

PHYH:
For the period from January 1, 2010 to November 9, 2010 compared to the year ended December 31, 2009:

Because Phyhealth is a development stage enterprise, it has not incurred the normal operating expenses it would expect to incur once it commences operations.  Except as described below, the development stage expenses it incurred didn’t fluctuate significantly during the period from January 1, 2010 to November 9, 2010 compared to the year ended December 31, 2009.

Officers’ compensation decreased from $261,487 to $192,939 from the year ended December 31, 2009 to the period from January 1, 2010 to November 9, 2010, respectively.  The decrease was mainly due to the short year in 2010 compared to 2009.

Operating expenses increased from an expense recovery of $29,987 in the year ended December 31, 2009 to an expense of $2,380 in the period from January 1, 2010 to November 9, 2010.   The refund was a result of an HMO application fee and insurance premiums that were paid and expensed in 2008 and later refunded in 2009 because of the withdrawal of Phyhealth Plan Corporation’s PHYH’s application to operate as an HMO.

Bad debt expense increased from an expense recovery of $200,195 in the year ended December 31, 2009 to bad debt expense of $258,306 for the period from January 1, 2010 to November 9, 2010.  In the year ended December 31, 2009, PHYH purchased additional shares of Underwriters to bring its ownership to 92.5% of Underwriters’ total outstanding shares.  The accounting for this transaction caused the previously recorded bad debt allowance to be reversed, resulting in the expense recovery reflected in the consolidated statements of operation and comprehensive loss.

In the period from January 1, 2010 to November 9, 2010, PHYH recognized $159,225 on the sale of marketable equity securities.

In 2009, PHYH recognized an impairment loss of $320,111 on its investments due to a decrease in the investments’ market value that management deemed was more than a temporary decrease.

Also in 2009, PHYH recognized loan extension fees of $126,000 from the receipt of common stock and common stock warrants received from one of its investments in a convertible note receivable compared to $45,000 recognized in the period from January 1, 2010 to November 9, 2010.  PHYH also recorded interest income of $71,111, (included in the $84,885) due to the amortization of the premium on that convertible note receivable, compared to $7,101 in 2010,.

Inflation and seasonality:

Phyhealth does not believe that inflation or seasonality will significantly affect its results of operation.

Liquidity and Capital Resources

Phyhealth’s cash and liquidity resources have been provided by investors over the history of its predecessor, PHYH, through a combination of investor contributions of $512,319 and the sale of $4,598,112 of convertible debentures.  The debentures and the associated accrued interest were subsequently exchanged for $7,467,883 of series B, PHYH convertible preferred stock (Phyhealth issued to PHYH shareholders, exactly 2% of each form of stock, common and preferred alike, in connection with the spinoff).  The funds received by PHYH were used to further PHYH’s business plan and to submit an application with the state of Florida to operate an HMO.  While Phyhealth Plan Corporation had the minimum funds required by state law to apply for an HMO certificate, the state determined that more than the minimum reserve required by law was needed for the application to be approved.  Consequently, in 2009 Phyhealth Plan Corporation withdrew its application and PHYH is investing the funds in strategic opportunities in order to grow their assets sufficient to resubmit an HMO application to the State of Florida.  It is too early to tell the final results of this investment strategy, but management believes that the overall return will meet the original strategy of producing better than average returns.  However, much of the potential gains are tied up in investments and have not been sold; therefore, a change in the market conditions could have a detrimental impact on the outcome.  Consequently, management cannot insure that their investment strategy will be successful or that all the investment capital will be returned.

Management believes that its short and long-term needs for working capital, capital expenditures, new facilities and acquisitions will be satisfied by the proceeds of its investment strategy and the funds generated from future operations. Post spin-off Phyhealth expects the temporary equity shown on the PHYH balance sheet to be converted to equity and not require cash outflows to satisfy these series B preferred shares, however, there is no guarantee that cash outflow will not be required.  Post spin-off Phyhealth’s current liabilities will continue to be covered by the existing assets.

Debt and Contractual Obligations

On January 10, 2008, Phyhealth executed two employment agreements, one with its President/Chief Executive Officer/Chairman of the Board (CEO), the other with its Vice President, Chief Operating Officer and Corporate Director (COO).  Both agreements are effective upon signing and expire on December 31, 2012.  The base salary of the two agreements total $270,000, with combined escalation clauses up to $900,000 if certain revenue, equity and profit milestones are met.

Phyhealth assumed the lease of PHYH office space on a year- to-year lease with the lease payments of $3,492 per month ending in March of  2011.  Phyhealth has entered into a thirty-eight (38) month lease for its current office space with monthly lease payments of
$3,459.66 commencing May 1, 2011.

Other commitments relating to the third party administrator and reinsurance agreement comments were contingent upon the certificate of authorization to run an HMO.  Since the application for HMO certification has been withdrawn, the commitments have been suspended until the application has been resubmitted and/or approved.

Critical Accounting Policies

Our discussion and analysis of our financial condition and the results of our operations are based upon our consolidated financial statements and the data used to prepare them. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. On an ongoing basis we re-evaluate our judgments and estimates including those related to bad debts, investments, long-lived intangible assets, and income taxes. We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Our estimates are guided by observing the following critical accounting policies.

Allowance for loans:

Phyhealth's predecessor loaned funds to several companies and have subsequently recorded a 100% allowance on those investments because the uncertainty regarding the investee’s ability to repay the loan.  However, if those investees are able repay the loan it would create material expense recovery to the Company’s financial statements.  In one such investment, Phyhealth, as the successor, is entitled to 20% of the company for $100 and could gain much more than the original investment by having a 20% ownership interest in the company along with the intellectual property it possesses.

Investments

Phyhealth accounts for the purchase of non-marketable equity and debt securities on a cost basis of accounting.  Equity securities are classified as non-marketable when at the time of the purchase the equity security does not have readily determinable fair values because the security is not publicly traded and Phyhealth does not have the ability to easily or readily convert the investment to cash in the open market.  Consequently, significant gains or losses may be recognized when equity securities are finally sold.  In some cases the size of the potential gain or loss is not easily estimatable since there is no readily determinable fair value available.  In other cases it may be subject to significant fluctuations in the market before the restrictions on the sale are removed.

Phyhealth accounts for the purchase of marketable equity securities in accordance with ASC 320, “Investment – Debt and Equity Securities” with any unrealized gains and losses included in earnings.  However, those securities may not have the trading volume to support the stock price if the Company were to sell all their shares in the open market at once, so the Company may have a loss on the sale of marketable securities even though they record marketable equity securities at the current market value.  All marketable equity securities totaled $556,950 at December 31, 2010.

Income taxes

Phyhealth accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Currently 100% of the deferred tax asset is reserved.  If in fact Phyhealth does become profitable post spin-off, income will be charged to the statement of operations resulting from a reversal of that allowance.  That allowance totals approximately $2 million as of December 31, 2010.

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company.

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This Update improves the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables (including trade and notes receivable) and related allowance for credit losses.  This disclosure was initial effective for the Company’s financial statements ending December 31, 2010, but has been deferred to the Company’s financial statements ended June 30, 2011.  Management doesn’t believe that this ASU will have a material impact on its financial statements.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.    This disclosure is effective for the Company’s financial statements ending December 31, 2011.  Management doesn’t believe that this ASU will have a material impact on its financial statements.

Off Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder's equity or that are not reflected in our condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing or hedging services with us.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements are contained at Appendix F  which appear at the end of this annual report.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A (T).  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.   We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Exchange Act.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Under the supervision and with the participation of our senior management, consisting of Robert L. Trinka, our Principal Executive Officer and Principal Financial Officer and Fidel R. Rodriquez, VP/Chief Operating Officer, Director and Treasurer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer and VP/Chief Operating Officer, and Treasurer concluded, as of the Evaluation Date, that our disclosure controls and procedures are effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer and VP/Chief Operating Officer, and Treasurer, as appropriate to allow timely decisions regarding required disclosure. During the preparation of our 2010 Form 10-K, management was made aware of certain disclosures in 2010 that while made, were not made timely enough to be in compliance with the Exchange Act. To remediate this material weakness in disclosure controls and procedures, the Company will establish enhanced practices to ensure that all transactions that may potentially fall under the disclosure rules are reported in a timely fashion.

Management’s Annual Report on Internal Control Over Financial Reporting.   Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on this evaluation, our management concluded that, as of December 31, 2010, our internal control over financial reporting was not effective based on those criteria.  The following material weaknesses were identified from our evaluation:

Due to the small size and limited financial resources, the Company’s COOis the only individual from the Company involved in the accounting and financial reporting.. As a result, there is no segregation of duties within the accounting function, leaving all aspects of financial reporting and physical control of cash in the hands of the same individual, our COO.  Usually, this lack of segregation of duties represents a material weakness; however, to remedy the matter, the Company has hired an outside accountant to help with the financial reporting process.. This has allowed our COO to make better use of his time. The CEO (who is also on the Board of Directors) examine and approve all cash transactions. We will continue to periodically review our disclosure controls and procedures and internal control over financial reporting and make modifications from time to time considered necessary or desirable.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to permanent rules of the Securities and Exchange Commission that exempt smaller reporting companies.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION.

In December of 2010, the Company entered into a new three year employment agreement with Mr. Robert Trinka, its Chief Executive Officer and with Fidel Rodriguez, its Chief Operating Officer.  The terms of these agreements are described later in this report under Item 11. Executive Compensation.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers.

The following table reflects the names, ages and positions of Phyhealth’s executive officers and directors.

Name	Position	Age	1st Elected	Term Expiration
Robert L. Trinka	Chairman, President, and CEO	61	March 12, 2008	April 2011
Fidel R. Rodriquez	Director, Treasurer, Vice President & COO	45	March 12, 2008	April 2011
Richard E. Goulding, MD	Director and Corporate Secretary	56	March 12, 2008	April 2011

Key Corporate Management.

Robert L. Trinka, MBA, FLMI, MHP, CIC, had been the Chairman of the Board of Directors, President and Chief Executive Officer of Phyhealth's predecessor, PHYH, since it was organized in April 2005, and has been a full-time employee of Phyhealth since the November 10, 2010 effective date of the spinoff. He has been a Director on the Board of Directors, President and Chief Executive Officer of Phyhealth Corporation since its inception in January 2008.  He is also the Chairman of the Subscribers Advisory Committee and President of Physhield and a Director on the Board of Directors and President of Phyhealth Underwriters.

Mr. Trinka has more than 30 years of insurance industry executive management experience, including managing both medical malpractice (property and casualty) and healthcare insurance (life and health) and business lines.  He was Vice President of Claims for Underwriter for the Professions, the attorney-in-fact for The Doctors Company, an Interinsurance Exchange, from 1977 to 1980.  He performed a key role in the start-up and early development of The Doctors Company which was among the first physician-owned medical malpractice insurers, formed as a result of the California medical malpractice insurance crisis in 1975.  The Doctors Company is now one of the leading medical malpractice insurers in the nation insuring more than 46,000 physicians with over $500 million in net earned premium written, and $3 billion in assets. (Financial data taken from the 2009 Annual Report of The Doctors Company, www.thedoctors.com).

Mr. Trinka was employed with John Alden Financial Corporation from 1982 to 1996 where he served in several executive positions, including Vice President of Claims, Vice President of Operations – Financial Institutions Division and Vice President – Provider Markets Division.  Mr. Trinka was a member of the management team that acquired John Alden Financial Corporation (JAFCO) in October 1987 through a leveraged buy-out.  Mr. Trinka remained a part of the management team when JAFCO filed an Initial Public Offering in October 1992 and subsequently became an NYSE-traded Fortune 400 corporation, eventually acquired by Fortis Corporation in 1998.  Mr. Trinka played a significant role in the growth of John Alden Insurance Company and JAFCO from approximately $50 million in annual premium to a national company insuring 2 million people under its small business health insurance programs with over $2 billion in annual premium and $6 billion in assets; he was responsible for company operations in Los Angeles, California; New York, New York; and the Miami Headquarters, managing over 100 professional, technical and managerial employees.  From 1993 to 1996, he led that Company’s Provider Markets Division, which was responsible for developing products and services aimed at the physician market.  He led the development and growth of the provider excess loss reinsurance product line which became the industry leader with over $25 million in annual reinsurance premium.

Mr. Trinka was employed from 1996 to 2000 as Vice President of McKenna & Associates, a subsidiary of The Sullivan Group (www.gjs.com), a California based privately held national insurance brokerage specializing in products and services for the healthcare industry.  He was employed by Aon Risk Services from 2000 to 2002 following Aon’s acquisition of McKenna & Associates.  Aon Corporation (www.aon.com) (trading symbol AOC) is the second largest insurance brokerage and consulting firm in the world.  In 2002, Mr. Trinka founded Healthcare Risk Partners, Inc., a licensed healthcare insurance agency, and continues to serve as President of that company which specializes in medical stop loss programs for hospitals and other employers who self-insure their employee medical benefit programs. Healthcare Risk Partners also provides insurance consulting services, including the formation of Uniphyd Corporation in 2002, an HMO development company.  As a consultant, Mr. Trinka served as the non-employee Chairman and CEO of Uniphyd Corporation until April 2005.

Mr. Trinka is has been a licensed insurance General Lines Agent from 1996 to the present (State of Florida License #A268244).  He is a Certified Insurance Counselor, a designation awarded by the National Alliance for Insurance Education & Research (www.TheNationalAlliance.com) and is an active member in the Society of Certified Insurance Counselors.  Mr. Trinka holds a Masters degree in Business Administration (MBA) from the University of Miami, Coral Gables, Florida.  He has earned the additional industry designations of Fellow in the Life Insurance Office Management Association (FLMI), as well as Managed Healthcare Professional (MHP) from America’s Health Insurance Plans (www.ahip.com)..

Mr. Trinka’s extensive background incorporating most aspects of the insurance industry, his experience with building businesses and forming companies, his corporate management experience in both public and private corporations large and small, and his professional education coupled with 35 years of business experience qualify him for the positions he holds with Phyhealth Corporation and its subsidiaries, as well as Physhield Insurance Exchange.

Fidel R. Rodriguez, MBA, FLMI, has been a Director on the Board of Directors, Treasurer, Vice President & Chief Operating Officer of PHYH since it was organized in April 2005 and a full-time employee from July 1, 2007.  He has held the same positions with Phyhealth Corporation since its inception in January 2008.  He is also a Member of the Subscribers Advisory Committee, Treasurer and Secretary of Physhield, and a Director on the Board of Directors, Treasurer and Secretary of Phyhealth Underwriters.

Mr. Rodriguez has 20 years of information technology (IT) management experience in the health insurance, financial, software development, call center and telecommunications industries.  He was employed from 1983 to 1999 with John Alden Life Insurance Company (JAFCO), a NYSE-traded, Fortune 400 Company where he held several management information systems (MIS), operations and IT management positions. Mr. Rodriguez served as the Director of MIS from 1987 to 1995 for JAFCO’s Financial Institutions Division, responsible for the technology selection, application and implementation of information systems to process transactions for 350,000 annuity owners totaling $6 billion in assets. From 1995 to 1999, Mr. Rodriguez served as Director of the Provider Data Management Division, a 150 employee division responsible for managing the contract and utilization data necessary to pay the 80,000 healthcare providers in JAFCO’s contracted national provider network.

Mr. Rodriguez was the Director of Client Services for Cellit Technologies from 1999 to 2001 where he managed a 30 employee division responsible for the installation of call center software at customer locations in the U.S., South Africa, India, China and Brazil.  Miami-based Cellit Technologies was a start-up private company that developed a comprehensive call center software, and grew to 250 employees and $12,000,000 in annual revenue prior to its being acquired by Devox Communications Corporation, then the call center software market leader.

Mr. Rodriguez holds a Bachelor of Science degree from Excelsior College and a Masters degree in Business Administration with a concentration in MIS from Bellevue University.  He has earned the insurance industry designation of Fellow in the Life Insurance Office Management Association and is a Microsoft Certified Systems Engineer (MCSE) as well as Certified Database Administrator (MCDBA)

Mr. Rodriguez has broad operations management and information technology knowledge and experience directly applicable to his position with the Company.  He brings specific expertise in systems engineering, project management, process design, total quality management as well as significant knowledge and experience with leading start-up, rapid growth organizations.

Richard E. Goulding, MD has been a Director on the Board of Directors and Secretary of PHYH since it was organized in April 2005.  He has held the same positions with Phyhealth Corporation from its inception in January 2008.  Dr. Goulding is the Medical Director for Physhield Insurance Exchange, is a Member of the Physhield Subscribers Advisory Committee and a Director of Phyhealth Underwriters.

Dr. Goulding has been an independent investor, businessman and physician from 1999 to the present.  He was in private medical practice as an Otolaryngologist, Board Certified by the American Academy of Otolaryngology and a Head, Neck and Facial Plastic and Reconstructive Surgeon Board Certified by the American Academy of Facial Plastic & Reconstructive Surgery from 1984 to 1999.  Dr. Goulding was the Chief Resident Otolaryngology/Head & Neck Surgery/Facial Plastic Surgery at the University of Miami-Jackson Memorial Hospital and Chief of Otolaryngology at Holmes Regional Medical Center, Melbourne, Florida.  He holds a Bachelor of Science degree from the University of Florida and a Doctor of Medicine degree from Loyola University.

Having been a minority share holder of OMNI healthcare in Melbourne, Florida, Dr. Goulding is keenly aware of the peculiar problems associated with physicians as they are embracing a dismal economic future with regards to third party payments and related health and payment issues. As an author and public speaker, he is highly conversant with Phyhealth’s unusual health care model.  He is the author of “A Comprehensive Health Care Model”, which has been submitted to JAMA.  Dr. Goulding's standing to the medical community and involvement in the medical field, coupled with his demonstrated unique and disciplined insights into the practical application of health care, makes him uniquely qualified to be a member of the Phyhealth Board of Directors and made him an invaluable member of the Board, providing the medical practice input and balance which might otherwise be lacking.

Committees of the Board of Directors

Our Board of Directors has not yet established an Audit Committee, a Compensation Committee or a Nominating Committee, or any committee performing a similar function.  The functions of those committees are being undertaken by the entire board as a whole.  Because we have no independent directors, our Board of Directors believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees.  We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed.  Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors.  Given the early stage operations of our company and our lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future.  While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

Mr. Robert L. Trinka, who also serves as the Company's CFO and therefore is not independent, is an “audit committee financial expert” within the meaning of Item 401(h) of Regulation S-K.  In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,

•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

•	understands internal controls over financial reporting, and

•	understands audit committee functions.

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.  In the future we may seek to expand our Board of Directors to include additional independent directors which include one or more individuals who would qualify as an audit committee financial expert.  However, we have no immediate plans to expand our Board and there are no assurances we will ever do so.

ITEM 11.       EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2010. The value attributable to any option awards is computed in accordance with the accounting guidance.

SUMMARY COMPENSATION TABLE

Executive Compensation.

Name and principal Position	Year	Salary ($)		Bonus ($)	Stock awards ($)	Option awards ($)	Non-Equity Incentive plan compensation ($)	Change in pension value and non-qualified deferred compensation earnings ($)	All Other Compensation ($) (3)	Total ($)
Robert L. Trinka, Principal Executive Officer and Principal Financial Officer	2010 2009	$ $	150,000 135,000	(1)	N/A	(1)	N/A	N/A	0	$ $	150,000 135,000
Fidel R. Rodriquez, VP/Chief Operating Officer, Director and Treasurer	2010 2009	$ $	120,000 105,000	(2)	N/A	(2)	N/A	N/A	0	$ $	120,000 105,000
Richard E. Goulding, MD, Director	2010	$ $	5,000	N/A	N/A	N/A	N/A	N/A	0	$ $	5,000

(1)
Potential incentive bonuses: (i) 0.25% of annual Gross Revenues plus (ii) 0.25% of the annual growth in Gross Revenues plus (iii)  5.0% of Income before Interest, Taxes, Depreciation and Amortization plus (iv) 10 yr. stock options (20 million shares at $0.003 per share).

(2)
Potential incentive bonuses: (i) 0.20% of annual Gross Revenues plus (ii) 0.20% of the annual growth in Gross Revenues plus (iii) 3.75% of Income before Interest, Taxes, Depreciation and Amortization plus (iv) 10 yr. stock options (20 million shares at $0.003 per share).

(3)	Reimbursement for travel and incidental expenses.

Employment Agreements and narrative regarding executive compensation

Trinka and Rodriguez were consultants to PHYH from its inception through their July 1, 2007 employment date. They the have been full-time employees of Phyhealth. Since the November 20, 2010 spinoff date. Compensation to outside board members will be at $1,000 per meeting, plus travel and incidental expenses.  There will be no compensation to board members employed by Phyhealth or any of its subsidiaries and affiliates, except that Richard E. Goulding will be paid $5,000 per year commencing in 2010.

Phyhealth entered into Employment Agreements with Messrs. Trinka and Rodriguez effective November 20, 2010, when they became full-time employees.  The Agreements provide base salaries totaling $270,000 with future salary increases contingent on meeting an annual revenue target of $4,000,000 or when the company has raised a total of $8,000,000 in equity, excluding capital raised exclusively to fund the required regulatory capital surplus of a Phyhealth Plan HMO and capital raised prior to the signing of the predecessor (PHYH)’s Employment Agreement on January 10, 2008.  Neither of the salary increase targets has been reached and consequently, no salary increases have been granted up to the date of this prospectus.  The Company does not anticipate that either of the salary increase targets will be met in the calendar year 2011.

The Agreements provide for annual incentive bonuses calculated as a function of annual Gross Revenue, the Growth in annual Gross Revenue and annual Net Income.  The bonus is payable in either cash or restricted common stock of the Company at the Company’s option, but the bonus must include a cash payment at least equivalent to the employee’s tax liability resulting from payment of the bonus.  The bonus formula requires annual gross revenues greater than or equal to zero and/or annual net income greater than or equal to zero and, since the Company has not produced any revenues nor has it earned any net income in any calendar year prior to the date of this Prospectus, no bonuses have been paid.  Should PHYH produce annual gross revenues and/or annual net income in the calendar year 2011, the annual bonuses would be earned as of December 31, 2011 and paid in 2012 based on Phyhealth’s audited financial results.

Post spin-off, Phyhealth has assumed the Employment Agreements. PHYH will not enter into separate Employment Agreements with Messrs. Trinka and Rodriguez.  These two employees will not continue as employees of PHYH and will not receive compensation from PHYH.  They will, however, continue in their current positions with PHYH until new management is installed.

The Employment Agreements have a term of five (5) years with an automatic renewal for (5) years subject to certain conditions and approvals.  The Agreements provide for termination with or without cause, including separation benefits and non-compete restrictions.

Upon execution of the agreements, Messrs. Trinka and Rodriguez were each awarded 10 year stock options from PHYH for 20,000,000 common shares priced at $0.003.  As a consequence of the spinoff, 1/50 of such amounts (400,000 shares at $.15 per share) represent stock options in Phyhealth. However, Phyhealth does not have a stock option plan in place.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during fiscal 2010 and Forms 5 and amendments thereto furnished to us with respect to 2010, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater stockholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during 2010.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At December 31, 2010 we had 6,604,312 shares of common stock issued and outstanding.  The following table sets forth information known to us as of December 31, 2010 relating to the beneficial ownership of shares of our common stock by:

▪	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

▪	each director;

▪	each named executive officer; and

▪	all named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of the Company at 700 South Poinciana Boulevard – Suite 506, Miami, Florida 33166.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

	Amount and Nature of
Name and Address * Of Beneficial Owner	Beneficial Ownership	Percent of Class

Controlled by Robert Trinka
Robert L. Trinka (1)	1,144,899	3.2%
RDK Investments, LLC (4)	543,973	1.5%
Sea Change Ventures, LLC (4)	271,987	0.8%
Trinka Family Partnership, LLC (4)	271,987	0.8%
Total controlled by Robert Trinka	2,232,846	6.3%

Fidel R. Rodriquez (2)	807,980	2.3%

Controlled by Richard Goulding
Richard E. Goulding, MD (3)	1,631,921	4.6%
Richard Goulding Trust (3)	542,973	1.5%
Total controlled by Richard Goulding (3)	2,175,894	6.1%

Controlled by Nutmeg Group, LLC (5)
The Nutmeg Group, L.L.C.	173,761	0.5%
Nutmeg MiniFund II, LLLP	917,280	2.6%
Nutmeg Lightning Fund, LLLP	383,050	1.1%
Nutmeg October 2005, LLLP	513,286	1.4%
Nutmeg/Michael Fund, LLLP	896,334	2.5%
Nutmeg/Fortuna Fund LLLP	531,284	1.5%
Nutmeg/Patriot Fund, LLLP	1,177,028	3.3%
Nutmeg/Mercury Fund, LLLP	3,268,709	9.2%
Total controlled by Nutmeg Group, LLC	7,860,731	22.1%

Micro Pipe Fund1, LLC	1,757,416	5.0%

Controlled by Wealth Strategy Partners (5)
Stealth	14,133,332	39.8%
Black Diamond, now Adamas Fund, LLP	1,134,334	3.2%
Total controlled by Wealth Strategy Partners	15,267,666	43.0%

All directors and officers as a group (3 persons)	5,216,720	14.7%

(1)
Includes 255,053 shares of common stock, 489,846 shares of Series A preferred stock that is convertible into the same number of common shares and stock options to purchase 400,000 shares of common stock that has an exercise price of $0.003 with a term of ten years, expiring on January 9, 2018.

(2)
Includes 132,442 shares of common stock, 275,538 shares of Series A preferred stock that is convertible into the same number of common shares, and stock options to purchase 400,000 shares of common stock that has an exercise price of $0.003 with a term of ten years, expiring on January 9, 2018.

(3)	Includes 706,358 shares of common stock and 1,469.536 shares of Series A preferred stock that is convertible into the same number of common shares.

(4)
For RDK Investments, the number of shares includes 176,589 shares of common stock and 367,384 shares of Series A preferred stock; for Sea Change Ventures and Trinka Family Partnership, the number of shares for each includes 88,295 shares of common stock and 183,692 shares of Series A preferred stock.  Series A preferred stock is convertible on a one-to-one basis into common shares.

(5)	Consists solely of shares underlying the Series B preferred stock that is convertible into 40 shares of common stock for every one share of the Series B preferred stock.

*
Shares owned by corporations or other than non-natural persons are voted and owned by their respective principals, not shared with any other person or entity.  The Nutmeg Group, LLC is controlled by Leslie Weiss, as Receiver, Barnes & Thornburg LLP, 1 North Wacker Drive, Suite 4400, Chicago, IL 60606, (312) 214 – 4864; Micro Pipe Fund1, LLC is controlled by David Mickelson 5927 Balfour Court, Suite 212, Carlsbad, California 92008, (760) 444-5014; Wealth Strategy Partners is controlled by Mr. Harvey Altholtz, 1800 Second St., Suite 758 Sarasota, FL  34236, (941) 366-7473

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

Director independence

Neither of our directors is “independent” within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Salberg & Company, P.A. served as our independent registered public accounting firm for 2010 and 2009.  The following table shows the fees that were billed for the audit and other services provided by such firm for 2009 and 2008.

	2010	2009

Audit Fees	$40,000	$7,500
Audit-Related Fees	32,900	17,300
Tax Fees	0	0
All Other Fees	0	0
Total	$72,900	$24,800

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-K and Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting. This includes an audit of the predecessor Physician's Healthcare Management Group, Inc.for the period January 1, 2010 to November 9, 2010.

Tax Fees — This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2010 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation *

3.2	Certificate of Amendment to the Certificate of Incorporation *

3.3	Bylaws *

10.1	Robert L. Trinka Employment Agreement *

10.2	Fidel R. Rodriquez Employment Agreement *

31.1	Certificate of Principal Executive Officer as Required by Rule 13a-14(a)/15d-14

31.2	Certificate of Chief Accounting Officer as Required by Rule 13a-14(a)/15d-14

32.1	Certificate of Principal Executive Officer as Required by Rule 13a-14(b) and Rule 15d- 14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certificate of Principal Executive Accounting as Required by Rule 13a-14(b) and Rule 15d- 14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

*    Previously filed with the Form S-1 and/or any Amendments thereto and, having previously been filed, the indicated document is (i) not filed herewith and (ii) hereby incorporated by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized.

PHYHEALTH CORPORATION

Date: April 15, 2011	By:	/s/ Robert L. Trinka
Robert L. Trinka
President and Chief Executive Officer

Date: April 15, 2011	By:	/s/ Robert L. Trinka
Robert L. Trinka
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report, as amended.

Date: April 15, 2011	By:	/s/ Robert L. Trinka
Robert L. Trinka
Director, President, Chief Executive Officer, principal executive officer

Date: April 15, 2011	By:	/s/ Robert L. Trinka
Robert L. Trinka
Director, , principal financial and accounting officer

Phyhealth Corporation
(a development stage company)

Consolidated Financial Statements

Years ended December 31, 2010 and 2009 and
For the period from January 18, 2008 (inception) to December 31, 2010

Phyhealth Corporation and Subsidiaries
(a development stage company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Phyhealth Corporation

We have audited the accompanying consolidated balance sheets of Phyhealth Corporation and Subsidiaries (a development stage company) as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the two years in the period ended December 31, 2010 and for the period from January 18, 2008 (inception) to December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phyhealth Corporation and Subsidiaries (a development stage company) as of December 31, 2010 and 2009 and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from January 18, 2008 (inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Salberg & Company, P.A

SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 15, 2011

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328
Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920
www.salbergco.com • info@salbergco.com
Member National Association of Certified Valuation Analysts • Registered with the PCAOB
Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Phyhealth Corporation and Subsidiaries
(a development stage company)
Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
ASSETS
Current assets:
Cash	$112,087	$-
Current portion of convertible note receivable	23,052	-
Marketable equity securities	556,950	-
Surplus notes and interest receivable due from related party	362,251	-
Due from related party	21,997	-
Other current assets	4,500	-
Total current assets	1,080,837	-

Convertible note receivable, net of current portion, net of $40,000 allowance	576,948	-
Non-marketable equity securities	77,500	-
Furniture and equipment, net	46,755	-
Website costs, net	2,839	-
Other assets	2,533	-
Total assets	$1,787,412	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$26,889	$2,671
Accrued payroll liabilities	36,647	-
Note payable to related party	50,000	-
Current portion of capital lease	16,735	-
Margin loan, secured by marketable equity securities	137,609	-
Total current liabilities	267,880	2,671

Capital lease, net of current portion	18,257	-
Total Liabilities	286,137	2,671

Commitments and Contingencies (Notes 7 and 8)

EQUITY:
Phyhealth Corporation stockholders' equity:
Common stock, $0.0001 par value, 40,000,000 authorized,
6,604,312 and 1,000 issued and outstanding at 2010 and 2009, respectively	660	-
Preferred stock, 10,000,000 authorized, $0.0001 par value,
Series A convertible preferred stock, 5,000,000 designated,
3,240,008 and 0 shares issued and outstanding in 2010 and 2009, respectively	324	-
Series B convertible preferred stock, 5,000,000 designated,
622,332 and 0 shares issued and outstanding in 2010 and 2009, respectively	62	-
Additional paid-in capital	2,144,278	944
Deficit accumulated during the development stage	(635,688)	(3,615)
Accumulated other comprehensive income -unrealized income on investments	62,066	-
Total Phyhealth Corporation stockholders' equity	1,571,702	(2,671)
Noncontrolling interest	(70,427)	-
Total equity	1,501,275	(2,671)
Total liabilities and equity	$1,787,412	$-

The accompanying notes are an integral part of these consolidated financial statements.

Phyhealth Corporation and Subsidiaries
(a development stage company)
Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31:		January 18, 2008 (Inception) to December 31,
	2010	2009	2010
Operating expenses:
Officer compensation	$33,441	$-	$33,441
Consulting and professional fees	60,427	2,671	63,098
Sleep center operating expense	14,115	-	14,115
Bad debt expense	43,287	-	43,287
General and administration	34,075	-	35,019
Impairment of goodwill	487,320		487,320
Total operating expense	672,665	2,671	676,280
Net loss	(672,665)	(2,671)	(676,280)
Add: net loss attributable to noncontrolling interest	40,592	-	40,592
Net loss attributable to Phyhealth Corporation and Subsidiaries	$(632,073)	$(2,671)	$(635,688)
Net loss per share - basic and diluted	$(0.67)	$(2.67)	$(2.03)

Weighted average shares outstanding - basic and diluted	941,746	1,000	313,402

Net loss	$(672,665)	$(2,671)	$(676,280)
Unrealized investment holding loss	(140,800)		(140,800)
Comprehensive loss	(813,465)	(2,671)	(817,080)
Net loss attributable to noncontrolling interest	40,592	-	40,592
Comprehensive loss attributable to Phyhealth Corporation and Subsidiaries	$(772,873)	$(2,671)	$(776,488)

The accompanying notes are an integral part of these consolidated financial statements.

Phyhealth Corporation and Subsidiaries
(a development stage company)
Consolidated Statements of Changes in Equity (Deficit)
For the years ended December 31, 2010 and 2009 and for the period from January 18, 2008 (inception) to December 31, 2010

								Deficit
								Accumulated	Accumulated	Phyhealth
	Series A		Series B				Additional	during	Other	Corporation	Non-	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Development	Comprehensive	Stockholders'	Controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Loss	Equity	Interest	(Deficit)

Shares issued for organizational costs	-	$-	-	$-	1,000	$-	$944	$-	$-	$944	$-	$944
Net loss January 18, 2008 (inception) to December 31, 2008	-	-	-	-	-	-	-	(944)	-	(944)	-	(944)
Balance- December 31, 2008	-	$-	-	$-	1,000	$-	$944	$(944)	$-	$-	$-	$-

Net loss - 2009	-	-	-	-	-	-	-	(2,671)	-	(2,671)	-	(2,671)
Balance- December 31, 2009	-	$-	-	$-	1,000	$-	$944	$(3,615)	$-	$(2,671)	$-	$(2,671)

Shares issued in spin-off of operation from Phyhealth Corporation	3,240,008	324	622,332	62	6,603,312	660	2,143,334	-	202,866	2,347,246	(29,835)	2,317,411

Unrealized loss on marketable equity securities	-	-	-	-	-	-	-	-	(140,800)	(140,800)	-	(140,800)

Net loss 2010	-	-	-	-	-	-	-	(632,073)	-	(632,073)	(40,592)	(672,665)
Balance- December 31, 2010	3,240,008	$324	622,332	$62	6,604,312	$660	$2,144,278	$(635,688)	$62,066	$1,571,702	$(70,427)	$1,501,275

The accompanying notes are an integral part of these consolidated financial statements.

Phyhealth Corporation and Subsidiaries
(a development stage company)
Consolidated Statements of Cash Flows

	Years ended December 31,		January 18, 2008 (inception) to December 31,
	2010	2009	2010
Cash from operating activities:
Net loss attributable to Phyhealth Corporation and Subsidiaries	$(632,073)	$(2,671)	$(635,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to noncontrolling interests	(40,592)	-	(40,592)
Stock issued for organizational costs	-	-	944
Impairment of goodwill	487,320	-	487,320
Bad debt expense (reversal)	43,287	-	43,287
Depreciation and amortization	2,031	-	2,031
Changes in operating assets and liabilities:
Other current assets	12,761	-	12,761
Accounts payable and accrued liabilities	1,788	2,671	4,458
Accrued payroll liabilities	(2,949)	-	(2,949)
Due from related party	(12,389)	-	(12,389)
Net cash used in operating activities	(140,816)	-	(140,817)

Cash flows from investing activities:
Cash received from spin-off	118,127	-	118,127
Cash paid in acquisition of Metro Sleep Center	(1)	-	(1)
Net cash provided by investing activities	118,126	-	118,127

Cash flows from financing activities:
Proceeds from margin loan	137,609	-	137,609
Repayment of capital lease	(2,832)	-	(2,832)
Net cash provided by financing activities	134,777	-	134,777
Net increase in cash	112,087	-	112,087
Cash, beginning of period	-	-	-
Cash, end of period	$112,087	$-	$112,087

Supplemental disclosures of cash flow information:
Cash paid for interest paid	$-	$-	$-
Cash paid for income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Phyhealth Corporation and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009
and for the Period from January 18, 2008 (Inception) to December 31, 2010

1.  ORGANIZATION, NATURE OF BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY

Organization – Phyhealth Corporation (“Company,” “Phyhealth” or “Parent”) was formed in the state of Delaware on January 18, 2008 and was originally a wholly-owned subsidiary of Physicians Healthcare Management Group, Inc. (PHYH).  Prior to November 10, 2010, the Company was a dormant shell and was created to receive the operating assets and liabilities of PHYH (“Predecessor”) under a spin-off (Spin-off) which occurred on November 10, 2010, as described below.  Any references to “the Company” below may refer to the Company or its predecessor.

The operations of PHYH that were the subject of the Spin-off have been in the development stage up to and through the date of the Spin-off, and continues to be in the development stage through December 31, 2010.  The management team for both entities has been principally devoted to organizational activities, raising capital, evaluating operational opportunities and fulfilling regulatory requirements.  Since its formation the Company has not realized any revenues from its planned operations. Currently, the Company looks to its invested assets and future capital from investors as a means to execute its business plan.

Principles of Consolidation - The consolidated financial statements include the accounts of Phyhealth Corporation which is a Delaware corporation and includes its wholly-owned and majority-owned subsidiaries as described below.  All material intercompany balances and transactions have been eliminated in consolidation.

Subsidiaries – As part of the Spin-off described below, Phyhealth acquired PHYH’s ownership interest in the following subsidiaries:

Phyhealth Underwriters, Inc. - On July 1, 2005, Phyhealth Underwriters, Inc. (Underwriters) was incorporated in the state of Illinois.  On December 12, 2005 it was redomesticated by incorporating in Nevada.  It was originally owned equal between two partners.  On February, 27, 2009 the Company purchased an additional 42.5% (1,062 shares) of the common stock of Phyhealth Underwriters, Inc. (Underwriters) for a total of 92.5% ownership from its joint venture partner, Atlas Insurance Management (Atlas).  Underwriters was created to act as the legally required Attorney-in-fact for a risk retention group formed by the Company and Atlas named “Physhield Insurance Exchange, a Risk Retention Group” (Physhield), a Nevada domiciled Association Captive. Physhield is an insurance reciprocal, which can only be owned by its physician subscribers; and is the Company’s exclusive licensed medical malpractice insurance affiliate. Underwriters, as the Attorney-in fact, has a long-term management agreement with Physhield and is responsible for managing all of Physhield’s operations.  The Company plans to operate Underwriters as a subsidiary and with holding majority ownership is positioned to invest additional resources at opportune times in the development of its medical malpractice insurance business covering a wide range of captive insurer and risk retention group opportunities. Underwriters has also been in the development stage and its efforts through December 31, 2010 have been principally devoted to organizational activities, regulatory compliance and product development.

Florida Physicians - On November 29, 2007, the Company filed with the state of Florida to create a limited liability company named Florida Physicians, LLC (Florida Physicians).  Phyhealth is the managing member of Florida Physicians, which in turn is the immediate parent of Phyhealth Plan Corporation as described below.

Phyhealth Plan Corporation - On September 4, 2007 the Company filed with the state of Florida to create Phyhealth Plan Corporation (Plancorp).   There were 10 million, no par, shares authorized upon filing.  This wholly owned subsidiary of Florida Physicians was created to operate as a healthcare maintenance organization (HMO).  Management expects to submit an application for an HMO operating certificate when it raises the necessary funds to support operations.

Phyhealth Sleep Care Corporation - On September 29, 2010, Phyhealth Sleep Care Corporation (Phyhealth Sleep Care) was incorporated in the state of Delaware in order to own and operate sleep care facilities.

Phyhealth Corporation and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009
and for the Period from January 18, 2008 (Inception) to December 31, 2010

Spin-off - Effective November 10, 2010, PHYH transferred substantially all it assets and all it operations to the Company in exchange for:

•	Assuming all the liabilities of PHYH.
•	Issuance of 6,603,312 shares of common stock to the PHYH’s shareholders including 3,472,713 shares of common stock PHYH,
•	Issuing 3,240,008 shares of Series A preferred stock to the PHYH’s stockholders that previously held the PHYH’s Series A preferred stock.
•	Issuing 622,332 shares of Series B preferred stock to the PHYH’s stockholders that previously held the PHYH’s Series B preferred stock.
•	Issue options to purchase 800,000 common shares to the two management team members with a strike price of $0.003 per share that expires January 10, 2018.

Public Company - As part of the Spin-off process, the Company filed a registration statement to allow its stock to be traded by the public.  That registration statement was declared effective on November 9, 2010 and the Company received a ticker symbol of PHYY.   .

Nature of Business and Current Operations – Although the Company remains in the development stage, it is marketing two primary products to physicians and physician groups.

The first product is the development of community health plans-based on a health maintenance organization (HMO) license- that are owned and operated in partnership with the participating physicians.  The Company’s community health plans are structured to integrate all the financial and reimbursement components of healthcare delivery; align the financial incentives of all participants; and empower physicians to assume end-to-end management of healthcare for their patients. The Phyhealth community health plan model is built on the foundation of the physician-patient relationship and rewards physicians for proactively providing the preventative care necessary to keep their patients healthy and for closely managing the ongoing care necessary for patients who suffer from chronic disorders to stabilize their health status.

The second product is a medical malpractice liability insurance program for physicians and physician groups marketed through its affiliate, Physhield Insurance Exchange, a Risk Retention Group (Physhield).  Physhield is authorized under the Federal Liability Risk Retention Act of 1986 and is organized as a reciprocal insurer licensed as an association captive domiciled in the state of Nevada.  Physhield is registered to do business in the states of Nevada, Texas and Florida; and has filed for registration in Maryland and the District of Columbia.  The Company’s insurance programs are designed to reduce and stabilize the physician’s medical malpractice liability insurance premiums by ensuring that over time the physicians pay the actual cost their own risk. Physhield has not written any business since its inception and the Company plans to suspend Physhield’s operations in order to recover the capital invested in Physhield to meet the Company’s capital needs for developing additional sleep centers and for corporate expenses.  However, the Company’s subsidiary, Phyhealth Underwriters may choose to reenter the medical malpractice market using other captive insurers or risk retention groups should the right opportunities arise.

Through its community health plan HMO operations, the Company intends to expand its product offerings to include ownership of local healthcare facilities, systems for processing physician reimbursement claims, and electronic medical records among other products and services that would be designed to increase physicians’ income, reduce their expenses and add to their net worth.  Part of this plan was initiated in October 2010 when the Company incorporated a wholly owned subsidiary name Phyhealth Sleep Care Corporation (Sleep Care) and entered into an agreement with an individual operator to open a series of sleep care centers over the next year.  On November 17, 2010 Phyhealth Sleep Care purchased the assets and assumed certain liabilities of a 2 bed sleep care center.

Phyhealth Corporation and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009
and for the Period from January 18, 2008 (Inception) to December 31, 2010

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

Liquidity - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company and its ability to meet its ongoing obligations. The Company has a net loss of $632,073 and net cash used in operations of $140,816 for year ended December 31, 2010 and a positive working capital, stockholders’ equity and a deficit accumulated during the development stage of $812,957, $1,571,702and $635,688 , respectively, at December 31, 2010.  In addition, the Company has not generated any revenues through December 31, 2010.  However, the Sleep Care Center has started to generate revenue in the first quarter ended March 31, 2011.

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

Management plans to utilize a combination of cash flow opportunities to provide for the continuation of the entity as a going concern.  They believe the entrance into the sleep care facilities will not only produce the Company’s first revenues in 2011 but it will very quickly become self supporting and provide a positive cash flow.  While this cash flow will be modest at first, management believes it will quickly grow to provide a significant positive cash flow in future years.  While the sleep care business is maturing, management will fund the needed cash flow by selling its current marketable investments and the public shell currently known as Physicians Healthcare Management Group.  If needed, the Company will request the return of its investment in Physhield as described above.  While management believes that this plan will provide the cash flow necessary to continue as a going concern, no assurances can be made that its plan will be successful.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than one month when purchased to be cash equivalents.

Use of Estimates in Financial Statements - The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these consolidated financial statements include the allowance for the loan due from related party, the impairment of long lived assets, valuation of securities, the carrying amount of goodwill from the investment in Underwriters, the allocation of service expenses to Underwriters, the valuation of stock and options issued for services, and the valuation allowance on deferred tax assets.

Notes and Loans Receivable and Related Allowance – The Company evaluates collectability of loans made to third parties or affiliate based on factors such as experience with the borrower, the borrower’s willingness to pay and the borrower’s ability to pay based on its current financial condition and value of collateral.  The Company establishes an allowance for loan loss if management believes collection may be doubtful.

Phyhealth Corporation and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009
and for the Period from January 18, 2008 (Inception) to December 31, 2010

Website costs – Website expenditures are capitalized at cost, net of accumulated amortization. Amortization expense is calculated by using the straight-line method over the estimated useful lives of five years. Website maintenance costs are charged to expense as incurred. Expenditures for enhanced functionality are capitalized. The cost of the website and the related accumulated amortization are removed from the accounts upon retirement of the website with any resulting loss being recorded in operations.

Furniture and Equipment - Furniture and equipment are capitalized at cost, net of accumulated depreciation. Depreciation is calculated by using the straight-line method over the estimated useful lives of the assets, which is five years for all categories. Repairs and maintenance are charged to expense as incurred. Expenditures for betterments and renewals are capitalized. The cost of furniture and equipment and the related accumulated depreciation are removed from the accounts upon retirement or disposal with any resulting gain or loss being recorded in operations.

Impairment of Long-Lived Assets - The Company evaluates its long-lived assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the asset.

Investments in Securities - The Company invests in various marketable and non-marketable securities.  If an investment qualifies as a trading debt or equity security then the Company accounts for that marketable security in accordance with Accounting Standards Codification (ASC) 320, “Investment – Debt and Equity Securities” with any unrealized gains and losses included in earnings.  Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Investments classified as held-to-maturity are carried at amortized cost.  In determining realized gains and losses, the cost of the securities sold is based on the specific identification method.

The Company invests in various securities that management has determined to be non-marketable.  Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to ASC 323, "Investments- Equity Method and Joint Ventures,” Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each reporting date.

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information.  GAAP requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments.

Goodwill - The Company tests goodwill for impairment in accordance with the provisions of Financial Accounting Standards Codification (ASC) section 350, “Goodwill and Other Intangible Assets.” Accordingly, goodwill is tested for impairment at least annually or whenever events or circumstances indicate that goodwill might be impaired.  As of December 31, 2010, the Company wrote-off $487,320 of goodwill recorded in the acquisition of Underwriters stock because of the uncertainty as to management’s need to recover its capital investment in  Physhield to meet its capital needs.

Fair Value of Financial Instruments –Due to the short-term nature of all financial assets and liabilities, their carrying value approximates their fair value as of the date of the balance sheet, except as described in note 4.

Phyhealth Corporation and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009
and for the Period from January 18, 2008 (Inception) to December 31, 2010

Stock Based Compensation - The Company records stock based compensation in accordance with ASC section 718, “Stock Compensation” and Staff Accounting Bulletin (SAB) No. 107 (SAB 107) issued by the Securities and Exchange Commission (SEC) in March 2005 regarding its interpretation of ASC 718. ASC 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related requisite service period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption.  The Company values any employee or non-employee stock based compensation at fair value using the Black Scholes Pricing Model.

Income Taxes - The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company has evaluated their uncertain tax positions to determine if any disclosure is required under the current account standards.  These standards provide detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements as require a “more-likely-than-not” recognition threshold before a position should be recorded.  The Company had no unrecognized tax benefits and no uncertain tax positions that needed to be disclosed. During the years ended December 31, 2010, 2009 and for the period from January 18, 2008 (inception) to December 31, 2010, no adjustments were recognized for uncertain tax benefits. All years from 2008 through 2010 are still subject to audit.

Net Loss Per Share - Basic loss per common share is based on the weighted-average number of all common shares outstanding. The computation of diluted loss per share does not assume the conversion, exercise or contingent issuance of securities because that would have an anti-dilutive effect on loss per share.

As of December 31, 2010, there were employee stock options exercisable into 800,000 common shares, 3,240,008 series A preferred shares convertible into 3,240,008 common shares, and 622,332 series B preferred shares convertible into 24,893,280 common shares which may dilute future earnings per share.

Concentration of Credit Risk - The Company maintains its cash accounts in certain financial institutions.  The amounts on deposit with the institutions are insured through the Federal Deposit Insurance Corporation (FDIC) in the amount of $250,000 per entity per institution.  The Company didn’t have any uninsured balances at December 31, 2010.  The Company has not experienced any losses on such accounts.

Concentration of Funding Source – The Company has been funded in the past by a small group of investors, some of which are related or controlled by common or related managers.  There is no assurance that these investors will provide additional funding in the future.

Phyhealth Corporation and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009
and for the Period from January 18, 2008 (Inception) to December 31, 2010
Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company.

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This Update improves the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables (including trade and notes receivable) and related allowance for credit losses.  This disclosure was initial effective for the Company’s financial statements ending December 31, 2010, but has been deferred to the Company’s financial statements ended June 30, 2011.  Management doesn’t believe that this ASU will have a material impact on its financial statements.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.    This disclosure is effective for the Company’s financial statements ending December 31, 2011.  Management doesn’t believe that this ASU will have a material impact on its financial statements.

Phyhealth Corporation and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009
and for the Period from January 18, 2008 (Inception) to December 31, 2010

3. CONVERTIBLE NOTE RECEIVABLE AND INVESTMENTS IN SECURITIES

Investments made by the Company were made in debt and equity securities of companies.   The investments at December 31, 2010 are as follows:

Convertible note receivable:

Convertible Note from AccessKey IP, Inc. (AccessKey) – In November 10, 2010 Spin-off, the Company received 1) an AccessKey note receivable with a face value of $640,000, and 2) warrants to purchase 75 million shares of AccessKey common stock at a total exercise price of $100, with an expiration date of December 31, 2013 (see non-marketable securities below).  Of the $640,000 face value on the note receivable, $300,000 is convertible at the holder’s option into AccessKey common stock at a 50% discount to the market as computed under the provisions within the note.  The Company has evaluated the collectibility of note, and because of the 50% conversion discount, the Company’s risk of loss is substantially mitigated such that the note can always be converted into a minimum of $600,000 worth of AccessKey common stock.  Therefore, prior to November 10, 2010, management established a $40,000 reserve for the portion of the investment at risk to loss.   If AccessKey does not make any payments in 2011, management expects to convert the convertible portion of the note and sell shares in 2011 and has reflected the estimated $23,052 of proceeds from that sale as current assets and the remaining $576,948 as non-current assets.

In addition, the $300,000 portion of the note receivable that is subject to conversion into AccessKey’s common stock was evaluated to see if it met the definition of a derivative asset as described by Statement of Financial Accounting Standards Codification (ASC) section 815 “Derivative and Hedging.”  It was determined that the note did not meet the definition of a derivative because there was no provision for net settlement and because it was determine that the shares were not easily convertible to cash due to the selling restriction of more than 31 days on the stock.

Marketable Equity Securities:

AccessKey Common Stock– As described above, the Company received 15 million shares of AccessKey common stock in the November 10, 2010 Spin-off.  Based on the market value of these shares at December 31, 2010, an unrealized loss of $16,800 is reflected in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2010 and for the period from January 18, 2008 (Inception) to December 31, 2010.  The fair value of these securities as of December 31, 2010 reflected in the accompanying consolidated balance sheet is $10,200.  These securities were valued using the OTC closing price on December 31, 2010.

ZST Digital Networks, Inc. Common Stock – In November 10, 2010 Spin-off, the Company received 75,000 shares of common stock in ZST Digital Networks, Inc. (ZST Digital), a Chinese supplier of optical and digital network equipment, listed as ZSTN on NASDAQ.

An unrealized loss of $112,500 is reflected in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2010 and for the period from January 18, 2008 (Inception) to December 31, 2010.  The fair value of these securities as of December 31, 2010 reflected in the accompanying consolidated balance sheet is $512,250.

Phyhealth Corporation and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009
and for the Period from January 18, 2008 (Inception) to December 31, 2010

Bio-Matrix Scientific Group, Inc. (Bio-Matrix) Common Stock – In November 10, 2010 Spin-off, the Company received 1,150,000 common shares and 25,000 of non-convertible preferred shares of Bio-Matrix Scientific Group (Bio-Matrix).  Bio-Matrix is an OTCBB company listed as BMSN.  This investment in common stock is classified as available for sale by management and presented as short-term because the shares are expected to be sold in the next twelve months.   The preferred shares are non-marketable and valued at zero cost (see below).  There is a possibility that the Company could receive an additional 150,000 shares of Bio-Matrix common stock that Bio-Matrix issued to another entity under the original PHYH purchase agreement as compensation for a business transaction that never materialized.  Since that transaction never materialized, the Company believes that they should receive the shares of Bio-Matrix common stock issued to that entity.  However, those shares have not been recognized in these consolidated financial statements nor included in the fair value disclosure herein, because it is not reasonably assured that they will receive those shares.

Based on the OTC market price of the stock currently held by the Company, an unrealized loss of $11,500 is reflected in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2010 and for the period from January 18, 2008 (Inception) to December 31, 2010.  The fair value of these securities as of December 31, 2010 reflected in the accompanying consolidated balance sheet is $34,500.

Non-Marketable Securities:

AccessKey warrants – As described above, the Company recorded warrants to purchase 75 million shares of AccessKey common stock.  These warrants are considered non-marketable and accounted for at cost less any impairment since there is no readily determinable market value.  These warrants were recorded at the $77,500 at the time of the Spin-off and were subsequently evaluated for other than temporary impairment.  At December 31, 2010, the warrants were valued at year-end using the Black-Scholes model assuming a risk-free rate of 2.01%, a volatility rate of 206%, expected maturity of 4.0 years, and expected dividend of 0%.  No impairment was deemed appropriate at December 31, 2010.

Bio-Matrix Scientific Group, Inc. (Bio-Matrix) Preferred Stock – As described above the Company acquired 25,000 shares of non-convertible preferred stock in Bio-Matrix.  These shares were recorded at a zero cost basis.

Common stock -  MLH Investments, Inc (MLH)– On November 10, 2010 the Company acquired PHYH’s interest in 100,000 restricted common shares of Wound Management Technologies, Inc. (WNDM) common stock that was provided to PHYH as a result of an previous loan made to MLH.  The Company also received a put option requiring MLH to purchase 75,000 shares of the WNDM stock at $3.00 per share upon notice by the Company between September 15, 2009 and October 15, 2009.  Although the original loan was repaid, MLH and WNDM have refused to honor the terms of these other instruments and have not issued the 100,000 shares of WNDM common stock to the Company and have not paid the $225,000 due upon the Company’s exercise of the Put Option. The Company believes the terms are legally enforceable and has filed a lawsuit against MLH Investments, its Chairman, WNDM and other parties.  However, the Company has not recorded the stock in these financial statements since a positive outcome to this dispute cannot be reasonably assured.

Note Receivable and warrants from Bottled Water Media (BWM) - On November 10, 2010 the Company acquired PHYH’s interest in a note receivable of $250,000 in BWM in the form of a secured original issue discount promissory note with a face value of $287,500, including interest, with a maturity date of December 29, 2009, collateralized by the intellectual property of BWM and the Chief Executive Officer’s personal guarantee. Part of the compensation to the Company includes warrants to purchase 7% of the BWM’s common stock and 7% of the BWM’s preferred stock for $200,000, which expires on December 29, 2012.  Since BWM is a privately held development stage company with no revenues or sales contracts and no indicators of common stock value, the warrant received was valued at zero for accounting purposes and no interest or loan fee income was recognized.  Since the warrants are accounted for at cost for this non-marketable security, there is no change in recorded value as of December 31, 2010.  BWM has the right to repurchase 50% of the Warrants from the Company for $500,000.  The Company is also entitled to future advertising through BWM at BWM’s cost for a period of 24 months not to exceed $250,000 or 25% of BWM’s annual revenues.

Phyhealth Corporation and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009
and for the Period from January 18, 2008 (Inception) to December 31, 2010

Since BWM is in default on this note receivable, default interest rates of 27% started to accrue, the warrant to purchase 7% of BWM’s common stock and preferred stock increased to 20% and the exercise price was reduced to $100.  BWM is in the process of raising funds that, if successful, all or a portion of the funds raised will be used to pay this debt.    While the Company’s management remains hopeful that they will be repaid their investment and earnings from this note receivable, due to the uncertainty of BWM’s ability to raise funds and BWM’s lack of established operations, the Company has maintained a 100% reserve that was established prior to November 10, 2010 acquisition of this investment in BWM and no interest income is being accrued.

4.  FAIR VALUE MEASUREMENTS

Marketable Equity Securities

As of December 31, 2010 the Company’s investments in marketable equity securities are based on the December 31, 2010 stock price as reflected in the OTC markets, reduced by a discount factor if those shares have selling restrictions.  These marketable equity securities are summarized as follows:

	Equity Securities Cost	Aggregate Unrealized Gains (Loss)	Equity Securities Aggregated Fair Value
Marketable Equity Securities-Available for Sale:
AccessKey IP, Inc.	$94,500	$(84,300)	$10,200
Bio-Matrix Scientific Group, Inc.	105,000	(70,500)	34,500
ZST Digital Networks, Inc.	295,384	216,866	512,250
Total Marketable Equity Securities-Available for Sale	$494,884	$62,066	$556,950

The unrealized gains (losses) are presented in comprehensive losses in the consolidated statements of operations and comprehensive loss.

The levels of the fair value measurements for marketable equity securities are summarized as follows:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable Equity Securities – January 1, 2010

Receipt of securities from Spin-off – November 10, 2010	$46,000	$-	$651,750

Total gains (losses) – (realized or unrealized):
Included in other comprehensive income	(11,500)		(129,300)

Marketable Equity Securities – December 31, 2009	$34,500	$-	$522,450

Phyhealth Corporation and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009
and for the Period from January 18, 2008 (Inception) to December 31, 2010

Non-Marketable Securities:

The December 31, 2010 fair value of the non-marketable securities based on the Black-Scholes model is summarized as follows:

	Equity Securities Cost	Aggregate Unrealized Gains (Losses)	Equity Securities Aggregated Fair Value

AccessKey IP, Inc. warrants	$77,500	$(26,500)	$51,000

The levels of the fair value measurement for the non-marketable securities are summarized as follows:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-Marketable Securities– January 1, 2010			$-

Receipt of AccessKey Warrants – Spin-off– November 10, 2010			135,000

Total unrealized losses			(84,000)

Non-Marketable Securities– December 31, 2010	$ -	$-	$51,000

5. FURNITURE AND EQUIPMENT

Furniture and equipment at December 31, 2010 and 2009 consists of the following:

	2010	2009

Furniture	$14,695	$-
Equipment	41,150	-
Total Furniture and equipment	55,845	-
Accumulated depreciation	(9,090)	-
Furniture and equipment, net	$46,755	$-

Equipment includes $34,150 of leased equipment for the Phyhealth Sleep Care Center accounted for as a capital lease.

Depreciation expense for 2010, 2009 and the period from January 18, 2008 (inception) to December 31, 2010 was $1,440, $0 and $1,440, respectively.  This depreciation expense includes $823 of amortization of the equipment under a capital lease (see Note 12).

 Phyhealth Corporation and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009
and for the Period from January 18, 2008 (Inception) to December 31, 2010

6. WEBSITE COSTS

Website costs at December 31, 2010 and December 31, 2009 consist of the following:

	December 31, 2010	December 31, 2009

Website costs	$20,903	$-
Accumulated amortization	(18,064)	-
Website costs, net	$2,839	$-

Amortization expense for 2010, 2009 and the period from January 18, 2008 (inception) to December 31, 2010 was $592, $0 and $592, respectively.

7.  LITIGATION

One of the Company’s investors has initiated litigation claiming that the August 2008 conversion of their convertible debentures into Series B Preferred shares should be voided since they believe their Investment Advisor also represented the Company at that time.  The investment advisor and the Company deny that there was any conflict of interest or wrongdoing in this conversion.

If the conversion is declared to be void, the investor seeks judgment on the convertible debenture, in an amount of approximately $263,000.  The management team believes this case is without merit and has asked legal counsel to vigorously contest this matter.  Legal counsel filed a motion to dismiss this case.  The plaintiff filed an amended complaint. After discovery, legal counsel plans on filing a motion for summary judgment, as it sees no factual basis for the complaint. The Company’s management believes it will successfully defend this claim and does not believe that the outcome of this litigation will have a material impact to the Company’s consolidated financial statements.  No liability has been recorded in the Company’s financial records regarding this litigation.

8.  COMMITMENTS

Employment Contracts

Part of the liabilities assumed in the November 10, 2010 Spin-off was two management contracts with the Company’s two executives, the President/Chief Executive Officer/Chairman of the Board (CEO), the Vice President, Chief Operating Officer and Corporate Director (COO).  Both agreements expire on December 31, 2012.  The contracts are automatically renewed through December 31, 2018. The contracts provide:

•
A base salary for the CEO of $150,000 with escalation clause up to $500,000 when certain revenue, equity and profit milestones are met.  A base salary for the COO of $120,000 with escalation clause up to $400,000 when certain revenue, equity and profit milestones are met.

•	Stock options for 400,000 shares to each the CEO and COO with a strike price of $0.003 per share and an expiration date of January 10, 2018 (see note 9).
•	The CEO and COO are entitled to receive a proportional number of common shares and options in any transactions where there is a corporate or operational spin-off from the Company.
•
The CEO is to receive bonuses equal to (i) one 0.25% of annual Gross Revenues plus (ii) 0.25% of the annual growth in Gross Revenues; plus 5.0% of Income before Interest, Taxes, Depreciation and Amortization.   The COO is to receive bonuses equal to (i) one 0.20% of annual Gross Revenues plus (ii) 0.20% of the annual growth in Gross Revenues; plus 3.75% of Income before Interest, Taxes, Depreciation and Amortization.

•	Once certain revenue or equity goals are met the executives will be provided life and disability insurance.
•	There is a non-compete clause in both contracts that states that neither executive can compete against the Company during the term of the agreement and for one year after termination.

 Phyhealth Corporation and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009
and for the Period from January 18, 2008 (Inception) to December 31, 2010

9. STOCKHOLDERS’ EQUITY

Authorized Common Stock - On January 18, 2008, the Company filed with the state of Delaware to authorized 50,000,000 common shares at a par value of $0.0001 per share.  The Company also issued 1,000 shares as reimbursement of organizational costs of $944 to PHYH which at that time owned 100% of the outstanding shares.

 On November 2, 2009, the Company filed a certificate of designation and a certificate of amendment to the certificate of incorporation in the State of Delaware to designate 10,000,000 shares of the authorized common stock to preferred stock described below, leaving 40,000,000 shares of authorized common stock.

On November 10, 2010, the Company issued 6,603,312 shares of common stock in the Spin-off as described in Note 1.

Authorized Preferred Stock – On November 2, 2009, the Company filed a certificate of amendment to the articles of incorporation in the State of Delaware to authorize 10,000,000 shares of $0.0001 par value preferred stock.  The Company also filed a certificate of designation to designate 5,000,000 shares of Series A preferred stock and 5,000,000 shares of Series B preferred stock.  The preferred shares rank senior to the common stock and any other capital stock of the corporation ranking junior to the preferred stock as to dividends and upon liquidation, dissolution and winding up.  No dividends shall be declared or paid upon Series A preferred stock or other securities ranking junior to the preferred Series B stock unless equivalent dividends, on an as converted basis, are declared and paid on the Series B stock.

The Series A shares are entitled to a number of votes equal to the number of preferred shares held and are convertible, at any time, into common stock on a one for one basis.

The Series B shares are senior to Series A shares with regard to dividends and liquidation rights, are non-voting, and are convertible, at any time, at forty (40) shares of common stock for each share of Series A preferred stock.

On November 10, 2010, the Company issued 3,240,008 shares of series A preferred stock and 622,332 shares of series B preferred stock as part of the Spin-off described in Note 1.

Employee Stock Options – As part of the November 10, 2010 Spin-off, the Company issued vested stock options for 400,000 shares to each the CEO and COO with a strike price of $0.003 per share and a termination date of January 10, 2018.

Phyhealth Corporation and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009
and for the Period from January 18, 2008 (Inception) to December 31, 2010

A summary of employee options for the period from January 1, 2010 to December 31, 2010 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
Employee Options	Options	Price	Term	Value

Options Outstanding, January 1, 2010	-	-		-
Issued in Spin-off – November 10, 2010	800,000	$0.003	7.1	-
Exercised	-	-		-
Forfeited	-	-		-
Expired	-	-		-
Options Outstanding, December 31, 2010	800,000	$0.003	7.0	-
Exercisable, December 31, 2010	800,000	$0.003	7.0	-

10. INCOME TAXES

There was no income tax expense for 2010, 2009 or for the period January 18, 2008 (inception) through December 31, 2010, due to the Company's net losses.

The blended Federal and State tax rate of 39.5% applies to loss before taxes. The Company's tax expense differs from the “expected” tax expense for Federal income tax purposes for 2010, 2009 or for the period January 18, 2008 (inception) through December 31, 2010 (computed by applying the United States Federal Corporate tax rate of 34% to net loss attributable to Phyhealth before taxes), as follows:

			January 18, 2008
			(Inception) to
	2010	2009	December 31, 2010

Computed “expected” tax benefit	$(214,905)	$(1,055)	$(216,333)
State income taxes	(34,764)		(34,764)
Meals and entertainment	402	-	402
Change in deferred tax asset valuation allowance	249,267	1,055	250,695
Total income tax expense (benefit)	$-	$-	$-

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at the end of each period are as follows:

Deferred tax assets (liabilities):	2010	2009

Net operating loss carryforward	$233,597	$1,428
Accounts receivable allowance	17,098	-
Total deferred tax assets, net	250,695	1,428
Less valuation allowance	(250,695)	(1,428)
Net deferred tax assets	$-	$-

Phyhealth Corporation and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009
and for the Period from January 18, 2008 (Inception) to December 31, 2010

The valuation allowance at December 31, 2010 and 2009 was $250,695 and $1,428 respectively.  The increase in the valuation allowance for the years ended December 31, 2010 and 2009 was $249,267 and $1,055, respectively.  The Company has a net operating loss carryforward of approximately $591,384 available to offset future U.S. net income over 20 years through 2030.

The utilization of the net operating loss carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward period.  In addition, utilization of these NOL carryforwards may be limited due to ownership changes as defined in the Internal Revenue Code.

11. RELATED PARTIES

Underwriters is the attorney in fact for Physhield (see Note 1) and the Parent company has received the surplus note in the November 10, 2010 Spin-off.  Physhield also owes the Company $252,874 of accrued interest, $87,358 for a start-up loan and $589,729 of shared expenses as described in the preceding paragraphs, for a total of $929,961.  The collectability of these amounts are dependent on Physhield’s ability to pay this debt assuming Physhield can underwrite and enroll an appropriate number of physician subscribers and assuming the reimbursement of all or part of these expenses would be approved by the Physhield Subscriber Advisory Committee that will be reconstituted to include physician subscribers.  Due to the uncertainty of this occurring, the Company has reserved 100% of these receivables.  The Company is also owed $362,251 evidenced by a surplus note and accrued interest receivable from Physhield.  These amounts are considered collectible since Physhield has liquid assets in excess of the amount owed and since there are currently no liabilities or other liens that would have to be satisfied by the Physhield assets.  Subsequent to December 31, 2010, the Company applied to the Department of Insurance for Physhield to voluntarily surrender its Certificate of Authority and expects to receive the refund during 2011.

The Company has contracted with NextPath Partners, LLC (NextPath) to provide full-time marketing and related services for $7,500 per month to support the introduction and sales of Physhield’s medical malpractice products, particularly in Maryland and the District of Columbia.  Services include website development and maintenance, product development, communications, direct marketing to physicians and the development of marketing materials to support Physhield’s Managing General Agent, Palumbo Insurance Associates.  NextPath has also been engaged by the Company to provide substantially the same full-time marketing services to Phyhealth Sleep Care Corporation.  NextPath will not receive additional compensation for the services for Sleep Care over and above the $7,500 per month contracted amount. NextPath is owned and operated by the spouse of the President and CEO of the Company.  NextPath has more than twenty years executive management experience in target marketing for a Fortune 500 media corporation and complies with the Company’s Related Parties Policy.  Next Path was paid $7,500, $0 and $7,500 for the years ended December 31, 2010 and 2009 and for the period from January 18, 2008 (inception) through December 31, 2010, respectively.

12.  METRO SLEEP CENTER ACQUISITION

On November 17, 2010, the Company acquired, for a nominal purchase price of $1, all the business and assets and assumed certain liabilities and commitments of Metro Sleep Center, a Colorado corporation, as the Company’s first entry into the sleep care industry.  The allocation of the final purchase price is summarized as follows:

Fair market value of assets acquired:
Sleep equipment under capital lease		$34,150
Furniture		3,000
Sleep center supplies		1,175
Total fair value of assets purchased		38,325
Less liabilities assumed:
Fair value of equipment capital leased assumed	$37,824
Trade account payable assumed	500
Total liabilities assumed		(38,324)
Total purchase price		$1

Phyhealth Corporation and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009
and for the Period from January 18, 2008 (Inception) to December 31, 2010

As part of the acquisition the Company assumed a capital lease, which has principal and 14.2% interest payments of $1,287 per month through August 2013.  The minimum lease payments are summarized as follows:

For years ended December 31:

2011	$15,447
2012	15,447
2013	11,587
Total lease payments	42,481
Less interest costs	(7,489)
Obligations under capital lease	34,992
Current portion of capital lease	16,735
Capital lease, net of current portion	$18,257

The operating expenses subsequent to the November 17, 2010 acquisition have been included in the consolidated statement of operations and comprehensive loss as of December 31, 2010.  The Company received its first revenues in March 2011 from these operations.

Pro forma financial disclosures have not been presented since the financial impact of the Metro Sleep Center operation was not material to the Company’s consolidated financial statements.

13.  SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company’s supplemental non-cash investing and financing activities are summarized as follows:

			January 18, 2008
			(inception) to
	2010	2009	December 31, 2010
Supplemental schedule of non-cash investing and financing activity
Unrealized loss on marketable equity securities	$(140,800)	$-	$(140,800)

Acquisition of Metro Sleep Center:
Equipment, furniture and supplies acquired	$38,325	-	$38,325
Less: liabilities assumed	(38,324)	-	(38,324)
Cash paid in acquisition of Metro Sleep Center	$1	-	$1

Receipt of Spin-off assets and liabilities:
Assets received:
Convertible note receivable	$600,000	-	$600,000
Marketable equity security	697,750	-	697,750
Non-marketable equity securities	77,500	-	77,500
Other current assets	16,587	-	16,587
Due to related party	2,894		2,894
Furniture and equipment, net	11,044	-	11,044
Website, net	3,431	-	3,431
Surplus note and interest receivable	362,251		362,251
Other assets	2,533	-	2,533
Goodwill	487,320	-	487,320
Total assets received	2,261,310		2,261,310
Less: liabilities assumed:
Accounts payable & accrued liabilities	(22,430)		(22,430)
Accrued payroll liabilties	(39,596)		(39,596)
Less: Equity issued
Common stock	(660)		(660)
Additional paid-in-capital	(2,143,334)		(2,143,334)
Preferred stock - series A	(324)		(324)
Preferred stock - series B	(62)		(62)
Accumulated other comprehensive loss	(202,866)		(202,866)
Non-controlling interest in Underwriters	29,835		29,835
Cash received from Spin-off	(118,127)		(118,127)

14.  SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the Company’s consolidated financial statements and concluded that no subsequent events have occurred that would require recognition in the financial statements.

Physicians Healthcare Management Group, Inc.
(a development stage company)

Consolidated Financial Statements

For the Period from January 1, 2010 to November 9, 2010,
the Year Ended December 31, 2009
and for the Period From February 14, 2005
(Inception) to November 9, 2010

Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Physicians Healthcare Management Group, Inc.

We have audited the accompanying consolidated balance sheets of Physicians Healthcare Management Group, Inc. and Subsidiaries (a development stage company) as of November 9, 2010 and December 31, 2009 and the related consolidated statements of operations and comprehensive loss, changes in equity (deficit), and cash flows for the period from January 1, 2010 to November 9, 2010, the year ended December 31, 2009 and for the period from February 14, 2005 (inception) to November 9, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Physicians Healthcare Management Group, Inc. and Subsidiaries (a development stage company) as of November 9, 2010 and December 31, 2009 and the consolidated results of its operations and its cash flows for the for the period from January 1, 2010 to November 9, 2010, the year ended December 31, 2009 and for the period from February 14, 2005 (inception) to November 9, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Salberg & Company, P.A

SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 15, 2011

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328
Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920
www.salbergco.com • info@salbergco.com
Member National Association of Certified Valuation Analysts • Registered with the PCAOB
Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)
Consolidated Balance Sheets

	November 9, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$147,518	$122,966
Certificates of deposit	-	500,000
Current portion of convertible note receivable	64,321	148,571
Marketable equity securities	697,750	746,645
Non-marketable equity securities	-	32,500
Other current assets	16,587	5,500
Total current assets	926,176	1,556,182

Convertible note receivable, net of current portion, net of $40,000 allowance	535,679	451,429
Non-marketable equity securities	77,500	-
Surplus notes and interest receivable due to related party	362,251	362,251
Furniture and equipment, net	11,044	6,470
Website costs, net	3,431	7,020
Other assets	2,533	2,533
Goodwill	487,320	487,320
Total assets	$2,405,934	$2,873,205

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$22,430	$11,175
Accrued payroll liabilities	39,596	26,550
Total current liabilities	62,026	37,725

Commitments and contingencies (Notes 8 and 9)

TEMPORARY EQUITY
Series B convertible preferred stock, $0.001 par value, 38,000,000
shares authorized, 31,116,176 issued and outstanding	7,467,883	7,467,883

EQUITY (DEFICIT)
Physicians Healthcare Management Group stockholders' deficit:
Series A convertible preferred stock, $0.001 par value,
162,000,000 shares authorized, issued and outstanding	162,000	162,000
Common stock, $0.001 par value, 425,000,000 authorized,
156,073,725 issued and, 155,925,507 outstanding.	156,074	156,074
Additional paid-in capital	100,000	100,000
Less: treasury stock, at cost (148,218 common shares)	(991)	(991)
Deficit accumulated during the development stage	(5,714,090)	(5,090,643)
Accumulated other comprehensive income -unrealized income on investments	202,866	47,145
Total Physicians Healthcare Management Group stockholders' deficit	(5,094,141)	(4,626,415)
Noncontrolling interest	(29,834)	(5,988)
Total deficit	(5,123,975)	(4,632,403)
Total liabilities and deficit	$2,405,934	$2,873,205

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Operations and Comprehensive Loss

	January 1, 2010		February 14, 2005
	to	Year Ended	(Inception) to
	November 9, 2010	December 31, 2009	November 9, 2010
Operating expenses:
Officer compensation	$192,939	$261,487	$1,101,984
Consulting and professional fees	302,910	272,049	1,491,596
Operating expenses	2,380	(29,987)	141,650
Bad debt expense (recovery)	258,306	(200,195)	320,843
General and administration	102,084	95,295	483,707
Total operating expense	858,619	398,649	3,539,780
Loss from operations	(858,619)	(398,649)	(3,539,780)

Other income (expense):
Equity method loss in joint venture	-	-	(250)
Realized gain on sale of equity securities	159,225	-	159,225
Impairment loss on investment	-	(320,111)	(320,111)
Interest expense	-	-	(1,765,669)
Interest income	7,101	84,885	109,633
Loan extension fees	45,000	126,000	171,000
Other income	-	250	250
Total other income (expense)	211,326	(108,976)	(1,645,922)
Net loss	(647,293)	(507,625)	(5,185,702)
Add: net loss attributable to noncontrolling interest	23,846	6,026	29,872
Net loss attributable to Physicians Healthcare Management Group, Inc. and Subsidiaries	$(623,447)	$(501,599)	$(5,155,830)
Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.03)

Weighted average shares outstanding - basic and diluted	155,925,507	155,925,924	162,061,236

Net loss	$(647,293)	$(507,625)	$(5,185,702)
Unrealized investment holding gain	314,946	47,145	362,091
Less: reclassification adjustment for realized gains included in net loss	(159,225)		(159,225)
Comprehensive loss	(491,572)	(460,480)	(4,982,836)
Net loss attributable to noncontrolling interest	23,846	6,026	29,872
Comprehensive loss attributable to Physicians Healthcare Management Group, Inc. and Subsidiaries	$(467,726)	$(454,454)	$(4,952,964)

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)
Consolidated Statement of Changes in Equity (Deficit)
For the period from January 1, 2010 to November 9, 2010, for the year ended December 31, 2009 and from February 14, 2005 (inception) to November 9, 2010

									Physicians
									Healthcare
							Deficit		Management
							Accumulated	Accumulated	Group
					Additional		during	Other	Stockholders'	Non-	Total
	Preferred Stock		Common Stock		Paid-in	Treasury	Development	Comprehensive	Equity	Controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Loss	(Deficit)	Interest	(Deficit)

Shares issued to founders for services	149,724,462	$149,724	71,967,558	$71,968	$(140,184)	$-	$-	$-	81,508	$-	$81,508
Shares issued to board
members for services	275,538	276	132,442	132	(258)	-	-	-	150	-	150
Capital investment of
stockholders'	-	-	-	-	158,671	-	-	-	158,671	-	158,671
Net loss February 14, 2005 (inception) to December 31, 2005	-	-	-	-	-	-	(209,018)	-	(209,018)	-	(209,018)
Balance- December 31, 2005	150,000,000	$150,000	72,100,000	$72,100	$18,229	$-	$(209,018)	$-	$31,311	$-	$31,311

Recapitalization and deemed
issuance to stockholders of
Tiger Team Technologies	12,000,000	12,000	158,886,528	158,887	(170,887)	-	-	-	-	-	-
Capital investment of
stockholders'	-	-	-	-	288,648	-	-	-	288,648	-	288,648
Shares issued for services	-	-	5,090,959	5,091	92,205	-	-	-	97,296	-	97,296
Net loss 2006	-	-	-	-	-	-	(380,731)	-	(380,731)	-	(380,731)
Balance- December 31, 2006	162,000,000	$162,000	236,077,487	$236,078	$228,195	$-	$(589,749)	$-	$36,524	$-	$36,524

Capital investment of
stockholders'	-	-	-	-	90,000	-	-	-	90,000	-	90,000
Shares issued for services	-	-	12,630,241	12,630	59,988	-	-	-	72,618	-	72,618
Options issued for services	-	-	-	-	2,000	-	-	-	2,000	-	2,000
Stock repurchase agreements	-	-	(92,734,000)	(92,734)	(380,183)	-	(558,260)	-	(1,031,177)	-	(1,031,177)
Net loss 2007	-	-	-	-	-	-	(599,168)	-	(599,168)	-	(599,168)
Balance- December 31, 2007	162,000,000	$162,000	155,973,728	$155,974	$-	$-	$(1,747,177)	$-	$(1,429,203)	$-	$(1,429,203)

Adjustment to stock repurchase
agreement	-	-	99,997	100	-	-	-	-	100	-	100
Options issued for services	-	-	-	-	99,383	-	-	-	99,383	-	99,383
Purchase of treasury stock	-	-	-	-	-	(760)	-	-	(760)	-	(760)
Net loss 2008	-	-	-	-	-	-	(2,841,867)	-	(2,841,867)	-	(2,841,867)
Balance- December 31, 2008	162,000,000	$162,000	156,073,725	$156,074	$99,383	$(760)	$(4,589,044)	$-	$(4,172,347)	$-	$(4,172,347)

Options issued to employees	-	-	-	-	617	-	-	-	617	-	617
Acquisition of Underwriter stock	-	-	-	-	-	-	-	-	-	38	38
Purchase of treasury stock-									-
18,959 shares	-	-	-	-	-	(231)	-	-	(231)	-	(231)
Net loss attributable to Physicians Healthcare Management Group, Inc.-2009 -Restated, note 16	-	-	-	-	-	-	(501,599)	-	(501,599)	(6,026)	(507,625)
Unrealized gain on investment	-	-	-	-	-	-	-	47,145	47,145	-	47,145
Balance- December 31, 2009,	162,000,000	$162,000	156,073,725	$156,074	$100,000	$(991)	$(5,090,643)	$47,145	$(4,626,415)	$(5,988)	$(4,632,403)

Net loss, from January 1, 2010 to
November 8, 2010	-	-	-	-	-	-	(623,447)	-	(623,447)	(23,846)	(647,293)

Unrealized gain on investments	-	-	-	-	-	-	-	155,721	155,721	-	155,721

Balance - November 8, 2010	162,000,000	$162,000	156,073,725	$156,074	$100,000	$(991)	$(5,714,090)	$202,866	$(5,094,141)	$(29,834)	$(5,123,975)

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Cash Flows

			February 14,
	January 1, 2010		2005
	to	Year Ended	(inception) to
	November 9, 2010	December 31, 2009	November 9, 2010
Cash from operating activities:
Net loss attributable to Physicians Healthcare Management Group, Inc.
and Subsidiaries	$(623,447)	$(501,599)	$(5,155,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to noncontrolling interests	(23,846)	(6,026)	(29,872)
Equity method loss in joint venture	-	(250)	250
Gain on sale of equity securities	(159,225)	-	(159,225)
Gain on Underwriters stock previously held	-	-	(250)
Impairment loss on investment	-	320,111	320,111
Amortization of note receivable discount	-	(71,111)	(71,111)
Loan extension fee received in securities	(45,000)	(126,000)	(171,000)
Gain on return of application fee	-	(25,000)	(25,000)
Expenses paid by related party	-	-	26,888
Adjustment to stock purchase agreement	-	-	100
Interest expense paid in stock	-	-	1,765,671
Bad debt expense (reversal)	258,306	(200,195)	320,843
Issuance of stock to founders and for services	-	-	251,572
Issuance of options for services	-	617	102,000
Depreciation and amortization	5,891	6,266	25,124
Changes in operating assets and liabilities:
Other current assets	(11,087)	4,264	(16,587)
Other assets	-	-	(2,533)
Surplus note interest receivable	-	(2,620)	(2,620)
Accounts payable	11,254	10,317	22,428
Accrued payroll liabilities	13,046	16,622	39,596
Due from related party	(258,306)	(25,510)	(546,548)
Net cash used in operating activities	(832,414)	(600,114)	(3,305,993)
Cash flows from investing activities:
Investment in joint venture	-	-	(250)
Purchase of certificate of deposit	(7,298)	(1,000,000)	(1,007,298)
Proceeds from maturity of certificates of deposit	507,298	500,000	1,007,298
Reimbursement (deposit) of escrow funds and fees for HMO	-	335,000	25,000
Purchase of convertible note receivable	-	(568,889)	(568,889)
Purchase of marketable securities	-	(105,000)	(105,000)
Proceeds from sale of marketable securities	363,842	-	363,842
Purchase of non-marketable securities	-	(321,111)	(321,111)
Purchase of surplus note, loan and accrued interest	-	(589,788)	(589,788)
Deposit into escrow for Purchase of investment	-	-	(500,000)
Purchase of Underwriters' stock, net of cash received	-	8,831	8,831
Purchase of furniture, equipment and website	(6,876)	(2,903)	(39,599)
Net cash provided by (used in) investing activities	856,966	(1,743,860)	(1,726,964)
Cash flows from financing activities:
Proceeds from capital contributions	-	-	512,319
Purchase of treasury stock	-	(231)	(991)
Proceeds from note payable	-	-	71,035
Proceeds from sale of series B preferred shares	-	-	100,000
Payment of note payable	-	(100,000)	(100,000)
Proceeds from issuance of note payable	-	-	4,598,112
Net cash provided by (used in) financing activities	-	(100,231)	5,180,475
Net increase (decrease) in cash	24,552	(2,444,205)	147,518
Cash, beginning of period	122,966	2,567,171	-
Cash, end of period	$147,518	$122,966	$147,518
Supplemental disclosures of cash flow information:
Cash paid for interest paid	$-	$-	$-
Cash paid for income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements
For the period from January 1, 2010 to November 9, 2010 and year ended December 31, 2009

1.  ORGANIZATION, NATURE OF BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY

Organization - Physicians Healthcare Management Group, Inc., a Nevada corporation (the Company, PHYH or Parent) was formed on February 14, 2005 and has been in the development stage and its efforts through November 9, 2010 have been principally devoted to organizational activities, raising capital, evaluating operational opportunities and fulfilling regulatory requirements.  Since its formation the Company has not realized any revenues from its planned operations. Currently, the Company has made selected strategic investments with the initial capital both as a means to raise the remaining funds necessary to execute its community health plan business model, activate its medical malpractice business as described below and increase shareholder value.

Physicians Healthcare Management Group, Inc., (“Phyhealth Old” or “Subsidiary”), an Illinois corporation, was the original operating entity but is now an inactive subsidiary of the Company as a result of a recapitalization that occurred in 2006 (see below).

On November 29, 2007, the Company filed with the state of Florida to create a limited liability company named Florida Physicians, LLC (“Florida Physicians” or “LLC”).  PHYH is the managing member of the LLC and the LLC is the immediate parent of Phyhealth Plan Corporation as discussed below.

On September 4, 2007 the Company filed with the state of Florida to create Phyhealth Plan Corporation (“Plancorp” or “HMO”).   There were 10 million, no par, shares authorized upon filing.  This wholly owned subsidiary of Florida Physicians, discussed above, was created to operate as an HMO.  Plancorp applied to the State of Florida for a Certificate of Authority on March 10, 2008.  That application has been temporarily withdrawn.  Management expects to submit a new HMO application when its balance sheet complies the leverage standards of Florida insurance regulators, and it raises the necessary additional extra statutory funds required by the regulators.

On January 18, 2008 the Company filed with the state of Delaware to create Phyhealth Corporation, a dormant shell corporation.

On February, 27, 2009 the Company purchased an additional 42.5% (1,062 shares) of the common stock of Phyhealth Underwriters, Inc. (Underwriters) for a total of 92.5% ownership from its joint venture partner, Atlas Insurance Management (Atlas), bringing its total ownership to 92.5%. Underwriters was originally created with equal ownership being held by the Company and Atlas as a joint venture to act as the legally required Attorney-in-fact for a risk retention group formed by the Company and Atlas named “Physhield Insurance Exchange, a Risk Retention Group” (Physhield), a Nevada domiciled Association Captive. Physhield is an insurance reciprocal, which can only be owned by its physician subscribers; and is the Company’s exclusive licensed medical malpractice insurance affiliate. Underwriters, as the Attorney-in fact, has a long-term management agreement with Physhield and is responsible for managing all of Physhield’s operations.  The Company plans to operate Underwriters as a subsidiary and with holding majority ownership is positioned to invest additional resources in the development of its medical malpractice insurance business. Underwriters has also been in the development stage and its efforts through November 9, 2010 have been principally devoted to organizational activities, regulatory compliance and product development.

Principles of Consolidation - The consolidated financial statements include the accounts of Physicians Healthcare Management Group, Inc., which is a Nevada corporation and includes its wholly-owned and majority-owned subsidiaries as described above.  All material intercompany balances and transactions have been eliminated in consolidation.

Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements
For the period from January 1, 2010 to November 9, 2010 and year ended December 31, 2009

Recapitalization - On May 9, 2006, Tiger Team Technologies, Inc. (Tiger), a Nevada Corporation, an inactive public shell effected an acquisition pursuant to a Stock Purchase Agreement and Plan of Reorganization (the “Agreement”) of Phyhealth Old.  Pursuant to the Agreement, Tiger issued 72.1 million shares of its common stock and 150 million shares of its preferred voting stock which combined equaled approximately 57% of the approximately 393 million post acquisition voting rights.  The acquisition was treated as a recapitalization of Phyhealth Old since the shareholders’ of Phyhealth Old obtained voting and management control of the combined entity and the business of Phyhealth Old has become the primary business of Tiger. On June 23, 2006, the Amendment to Articles of Incorporation of Tiger were filed with the Nevada Secretary of State, to change the name of the parent corporation from Tiger Team Technologies, Inc to Physicians Healthcare Management Group, Inc. (“Company”, “PHYH” or “Parent”)  and Phyhealth Old became a wholly-owned subsidiary of PHYH pursuant to the Agreement.

Accordingly, the financial statements of the Company subsequent to the recapitalization consist of the balance sheets of both companies at historical cost and the historical operations of Phyhealth Old.  The Company is deemed to have issued 158,886,528 common shares and 12,000,000 preferred shares to the existing pre-recapitalization shareholders of Tiger. All share and per share data in the accompanying financial statements has been retroactively adjusted for the effect of the recapitalization.

On November 9, 2010 the Company transferred all assets, except for $50,000 cash, and all liabilities to its subsidiary Phyhealth Corporation and distributed certain common and preferred shares to the Company’s shareholders (see Note 15).

Nature of Business and Current Operations – Although the Company remains in the development stage, it is marketing two primary products to physicians and physician groups.  The first product is the development of community health plans-based on a health maintenance organization (HMO) license- that are owned and operated in partnership with the participating physicians.  The Company’s community health plans are structured to integrate all the financial and reimbursement components of healthcare delivery; align the financial incentives of all participants; and empower physicians to assume end-to-end management of healthcare for their patients. The PHYH community health plan (HMO) model is built on the foundation of the physician-patient relationship and rewards physicians for proactively providing the preventative care necessary to keep their patients healthy and for closely managing the ongoing care necessary for patients who suffer from chronic disorders to stabilize their health status.

The second product is a medical malpractice liability insurance program for physicians and physician groups marketed through its affiliate, Physhield Insurance Exchange, a Risk Retention Group (Physhield).  Physhield is authorized under the Federal Liability Risk Retention Act of 1986 and is organized as a reciprocal insurer licensed as an association captive domiciled in the state of Nevada.  Physhield is registered to do business in the states of Nevada, Texas and Florida; and has filed for registration in Maryland and the District of Columbia.  The Company’s insurance programs are designed to reduce and stabilize the physician’s medical malpractice liability insurance premiums by ensuring that over time the physicians pay the actual cost of their own risk.

Through its community health plan HMO operations, the Company intends to expand its product offerings to include ownership of local healthcare facilities, systems for processing physician reimbursement claims, and electronic medical records among other products and services that would be designed to increase physicians’ income, reduce their expenses and add to their net worth.  Part of this plan was initiated in October 2010 when the Company incorporated a wholly owned subsidiary name Phyhealth Sleep Care Corporation (PHSC) and entered into an agreement with an individual operator to open a series of sleep care centers over the next year.  On November 17, 2010 PHSC which was spun-off effective November 10, 2010, purchased the assets and assumed certain liabilities of a two bed sleep care center.

The Company’s offerings are designed to take advantage of opportunities available both before and after the recent enactment of the Patient Protection and Affordable Care Act (PPACA) signed into law March 2010.  PHYH’s community health plan, particularly when integrated with the Physhield medical malpractice insurance program, is designed to provide high quality, affordable healthcare insurance coverage to the broadest segment of patients in the community and to fully comply with the new PPACA and other applicable state and federal regulations.

Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements
For the period from January 1, 2010 to November 9, 2010 and year ended December 31, 2009

Liquidity - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company and its ability to meet its ongoing obligations. The Company has a net comprehensive loss of $467,726 and net cash used in operations of $832,414 for the period January 1, 2010 to November 9, 2010 and a positive working capital, stockholders’ deficit and a deficit accumulated during the development stage of $864,150, $5,094,141 and $5,714,090 , respectively, at November 9, 2010.  In addition, the Company has not generated any revenues through November 9, 2010.

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

As described in Note 15, the Company has spun-off all it operations, asset and liabilities, except for $50,000 in cash and its treasury stock.  Therefore, the Company has no ongoing obligations or commitments.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than one month when purchased to be cash equivalents.

Use of Estimates in Financial Statements - The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these consolidated financial statements include the allowance for the loan due from related party, the impairment of long lived assets, valuation of securities, the carrying amount of goodwill from the investment in Underwriters, the allocation of service expenses to Underwriters, the valuation of stock and options issued for services, and the valuation allowance on deferred tax assets.

Notes and Loans Receivable and Related Allowance – The Company evaluates collectability of loans made to third parties or affiliate based on factors such as experience with the borrower, the borrower’s willingness to pay and the borrower’s ability to pay based on its current financial condition and value of collateral.  The Company establishes an allowance for loan loss if management believes collection may be doubtful.

Website costs – Website expenditures are capitalized at cost, net of accumulated amortization. Amortization expense is calculated by using the straight-line method over the estimated useful lives of five years. Website maintenance costs are charged to expense as incurred. Expenditures for enhanced functionality are capitalized. The cost of the website and the related accumulated amortization are removed from the accounts upon retirement of the website with any resulting loss being recorded in operations.

Furniture and Equipment - Furniture and equipment are capitalized at cost, net of accumulated depreciation. Depreciation is calculated by using the straight-line method over the estimated useful lives of the assets, which is five years for all categories. Repairs and maintenance are charged to expense as incurred. Expenditures for betterments and renewals are capitalized. The cost of furniture and equipment and the related accumulated depreciation are removed from the accounts upon retirement or disposal with any resulting gain or loss being recorded in operations.

Impairment of Long-Lived Assets - The Company evaluates its long-lived assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the asset.

Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements
For the period from January 1, 2010 to November 9, 2010 and year ended December 31, 2009

Investments in Securities - The Company invests in various marketable and non-marketable securities.  If an investment qualifies as a trading debt or equity security then the Company accounts for that marketable security in accordance with Accounting Standards Codification (ASC) 320, “Investment – Debt and Equity Securities” with any unrealized gains and losses included in earnings.  Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Investments classified as held-to-maturity are carried at amortized cost.  In determining realized gains and losses, the cost of the securities sold is based on the specific identification method.

The Company invests in various securities that management has determined to be non-marketable.  Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to ASC 323, "Investments- Equity Method and Joint Ventures,” Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each reporting date.

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information.  GAAP requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments.

Investment in Joint Venture – The Company accounts for joint ventures under the equity method of accounting pursuant to ASC topic 323 “Investments - Equity Method and Joint Ventures” which records the Company’s proportionate share of the joint venture net income or loss as an increase or decrease to the investment in the joint venture, respectively, and recognizing that proportionate share of net income or loss in operations.  The Company’s proportionate losses of the joint ventures are recorded only to the extent of the Company’s investment plus previously recognized profits.

Goodwill - The Company tests goodwill for impairment in accordance with the provisions of Financial Accounting Standards Codification (ASC) section 350, “Goodwill and Other Intangible Assets.” Accordingly, goodwill is tested for impairment at least annually or whenever events or circumstances indicate that goodwill might be impaired.  As of November 9, 2010, no adjustment to the carrying value of goodwill was required.

Fair Value of Financial Instruments –Due to the short-term nature of all financial assets and liabilities, their carrying value approximates their fair value as of the date of the balance sheet, except as described in note 5.

Stock Based Compensation - The Company records stock based compensation in accordance with ASC section 718, “Stock Compensation” and Staff Accounting Bulletin (SAB) No. 107 (SAB 107) issued by the Securities and Exchange Commission (SEC) in March 2005 regarding its interpretation of ASC 718. ASC 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related requisite service period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption.  The Company values any employee or non-employee stock based compensation at fair value using the Black Scholes Pricing Model.  In adopting ASC 718, the Company used the modified prospective application (“MPA”). MPA requires the Company to account for all new stock based compensation to employees using fair value, and for any portion of awards prior to January 1, 2006 for which the requisite service has not been rendered and the options remain outstanding as of January 1, 2006, the Company should recognize the compensation cost for that portion of the award that the requisite service was rendered on or after January 1, 2006. The fair value for these awards is determined based on the grant-date.  There was no effect to the Company of applying the MPA method.

Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements
For the period from January 1, 2010 to November 9, 2010 and year ended December 31, 2009

December 31, 2006 and 2005, there were no grants of stock options to either employees or non-employees.  In the year ended December 31, 2007 the Company recognized stock options issued to a consultant as further described in note 11.  There were no additional grants of stock or stock option in 2008 through 2010.

Income Taxes - The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Effective January 1, 2007, the Company adopted provisions of ASC 740, Sections 25 through 60, “Accounting for Uncertainty in Income Taxes.  These sections provide detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. Upon the adoption of ASC 740, the Company had no unrecognized tax benefits. During the period January 1, 2010 to November 9, 2010, the year ended December 31, 2009 and the period beginning February 14, 2005 (inception) to November 9, 2010, no adjustments were recognized for uncertain tax benefits. All years from 2007 through 2010 are still subject to audit.

Net Loss Per Share - Basic loss per common share is based on the weighted-average number of all common shares outstanding. The computation of diluted loss per share does not assume the conversion, exercise or contingent issuance of securities because that would have an anti-dilutive effect on loss per share.

As of November 9, 2010, there were stock options exercisable into 40,000,000 common shares, 162,000,000 series A preferred shares convertible into 162,000,000 common shares, and 31,116,176 series B preferred shares convertible into 1,244,647,040 common shares which may dilute future earnings per share.

Concentration of Credit Risk - The Company maintains its cash accounts in certain financial institutions.  The amounts on deposit with the institutions are insured through the Federal Deposit Insurance Corporation (FDIC) in the amount of $250,000 per entity per institution.  The Company didn’t have any uninsured balances at November 9, 2010.  The Company has not experienced any losses on such accounts.

Concentration of Funding Source – The Company has been funded in the past by a small group of investors, some of which are related or controlled by common or related managers.  There is no assurance that these investors will provide additional funding in the future.

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company.

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This Update improves the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables (including trade and notes receivable) and related allowance for credit losses.  This disclosure was initial effective for the Company’s financial statements ending December 31, 2010, but has been deferred to the Company’s financial statements ended June 30, 2011.  Management doesn’t believe that this ASU will have a material impact on its financial statements.

Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements
For the period from January 1, 2010 to November 9, 2010 and year ended December 31, 2009

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.    This disclosure is effective for the Company’s financial statements ending December 31, 2011.  Management doesn’t believe that this ASU will have a material impact on its financial statements.

3. INVESTMENT IN AND ACQUISITION OF PHYHEALTH UNDERWRITERS, GOODWILL AND OTHER ASSETS

On June 2, 2005, the Company entered into a joint venture through a Memo of Understanding, as amended, with Atlas Group, Ltd., dba Atlas Insurance Management (Atlas), to manage a risk retention group named Physhield Insurance Exchange, a Risk Retention Group (Physhield).  The name of the joint venture entity is Phyhealth Underwriters, Inc. (Underwriters) and during 2008 and prior periods the common stock was owned 50% by each the Company and Atlas.

As of December 31, 2008, the Company had a cash investment of $250 plus it paid for certain joint expenses.  Underwriters’ portion of these expenses was treated as a loan receivable since the Company will attempt to receive reimbursement.  However, based on Underwriters’ financial condition and inability to pay the loan back, the Company recorded a 100% allowance of the loan receivable as of December 31, 2008.  The joint expenses included mostly the compensation paid to two officers and the associated expenses of getting the joint venture started.  The expenses were allocated based on the estimated time and expenses expended by the two corporate officers on Underwriters and totaled $0, $2,868, and $265,600 for the for the period January 1, 2010 to November 9, 2010, year ended December 31, 2009 and the period beginning February 14, 2005 (inception) to November 9, 2010, respectively (see note 13 – related parties).  Management believes the allocation is reasonable. The losses that Underwriters sustained prior to the consolidation of Underwriters in these statements herein, due to the February 27, 2009 Underwriter stock purchase as described below, was $12,351 and $487,035 in 2009 and the period from February 14, 2005 (inception) to February 27, 2009, respectively..  Since the Company can only recognize joint venture losses to the extent of its investment plus previously recognized profits, the Company only recognized a total loss on investment in the joint venture of $250 through November 9, 2010, none of which was recognized in 2010 or 2009.

On February 27, 2009, the Company purchased the following from the other Underwriters equity partner for $590,000:

•	1,062 shares (42.5% ) of Underwriters’ common stock,
•	$600,000 surplus note, and $45,707 of accrued interest (variable rate tied to US Treasury Bills), payable by Physhield upon the approval of the State of Nevada Department of Insurance.
•	$100,000 Underwriters start-up loan and $25,824 of accrued interest, payable by Underwriters.
•	Accrued interest of $104,331 due to 10% guarantee on the $600,000 surplus note owed by Underwriters.

Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements
For the period from January 1, 2010 to November 9, 2010 and year ended December 31, 2009

The purchase price was allocated to the assets acquired as follows:

Common Stock of Underwriters	$212
$600,000 surplus note receivable and accrued interest payable by Physhield	359,631
Start-up loan and accrued interest payable by Underwriters	230,157
$590,000

The purchase of the common stock of Underwriters was recorded in accordance with Accounting Standards Codification (ASC) section 805, Business Combinations. The other assets acquired in this transaction were recorded as purchase of assets with no gain recognition for the value of the assets in excess of the consideration paid. Since the allocated purchase price fell below the face value of the other assets acquired, the $600,000 surplus note receivable was recorded at less than face value since its value has the most uncertainty.  Because Physhield is a Nevada captive insurer, any repayment of the surplus note by Physhield must be approved by the State of Nevada Department of Insurance. The start-up loan and accrued interest payable by Underwriters were eliminated against the receivables in the parent company upon consolidation.  The portion of interest on the surplus note that is due from Physhield is recorded in surplus notes and interest receivable on the balance sheet and was $2,620 from February 27, 2009 to December 31, 2009 (Note 13).

The Company purchased Underwriters in stages, but since Underwriters is in the development stage, the value of the entire corporation is estimated to be its $500 cost of organization.   Therefore, the value of the 42.5% interest purchased by the Company is valued at $212.  The Company had a net book value of $0 on the 1,250 shares of Underwriters stock it had acquired at the inception of Underwriters in 2005.  Its original book value of $250 had previously been written off due to Underwriters’ operating losses recognized under the equity method of accounting for investments. The Company recognized a $250 gain when it re-measured its equity interest in Underwriters immediately before the transaction.  That gain is presented as Other Income in the accompanying statement of operations.  Underwriters has not earned any revenue from operations since its inception and therefore, none has been included in the accompanying statement of operations.

The computation of goodwill recorded on the February 27, 2009 purchase of the 1,062 shares is as follows:

Purchase price allocation - paid for Underwriters common stock		$212
Fair value of the 7.5% minority interest in Underwriters		38
Fair value of stock held by the Company prior to stock purchase		250
Total value of company		500
Cash	$9,044
Due from Physhield, net of $483,221 allowance	-
Accrued interest payable	(130,264)
Loans payable	(365,600)
Liabilities in excess of assets		486,820
Goodwill		$487,320
Goodwill attributed to noncontrolling interest		36,550
Goodwill attributed to the Company		$450,770

The Company had a previous relationship with Underwriters as a 50% partner in a joint venture.  As part of the previous relationship the Company had written off approximately $265,600 of cost reimbursements that Underwriters owed the Company because of the uncertainty of collecting these amounts from Underwriters.   Since all receivables and payables are eliminated in the consolidation process, a $265,600 reversal of bad debt allowance is reflected in the accompanying financial statements.

Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements
For the period from January 1, 2010 to November 9, 2010 and year ended December 31, 2009

Pro forma results (unaudited):

If the Company had purchased 92.5% of Underwriters on January 1, 2008 the results of operations would be as follows:

	2009	2008
Revenues	$-	$-
Operating expenses	624,249	1,109,979
Other income (expenses)	14,024	(1,748,022)
Impairment loss on investment	(250,000)	-
Net loss	(860,225)	(2,858,001)
Net loss - noncontrolling interest	6,952	5,347
Net loss attributable to the Company	$(853,273)	$(2,852,654)

4. CONVERTIBLE NOTE RECEIVABLE AND INVESTMENTS IN SECURITIES

Investments made by the Company were made in debt and equity securities of companies.   The investments at November 9, 2010 are as follows:

Convertible note receivable:

Purchase of Convertible Note from AccessKey IP, Inc. (AccessKey) – On January 28, 2009 the Company paid $640,000 to AccessKey in exchange for a partially convertible note and warrants to purchase 20 million shares of AccessKey’s common stock at $0.005 per share through December 31, 2013.  The convertible note called for an interest rate of 10% with payments of $150,000 plus interest due on April 15, 2009, June 15, 2009, and September 15, 2009 with the balance due on January 28, 2010.   The note allows the Company to convert $300,000 of the note to AccessKey common stock based on a conversion price of 50% of the lesser of $0.0125 per share or the common stock’s bid prices measured as defined in the agreement.  The $640,000 purchase price was allocated between the convertible note receivable and the warrants based on their relative fair values.  The convertible note and the warrants received $568,889 and $71,111 of the allocated purchase price, respectively.  A $71,111 discount on the note receivable was also recorded to be amortized to interest income over the one year term of the note.

AccessKey subsequently defaulted on the first two note payments. Due to the default, the receivable and all its interest were immediately called due, and the remaining note receivable discount was amortized into interest income.  The Company also re-evaluated the collectibility of note, and because of the 50% conversion discount on the $300,000 convertible portion of the note, the Company’s risk of loss is substantially mitigated such that the note can always be converted into a minimum of $600,000 worth of AccessKey common stock.  Therefore, management established a $40,000 reserve for the portion of the investment at risk to loss.   If AccessKey does not make any payments in 2010, management expects to convert the convertible portion of the note and sell shares in 2011 and has reflected the estimated $64,321 of proceeds from that sale as current assets and the remaining $535,679 as non-current assets at December 31, 2010.

The note was renegotiated on July 31, 2009 to eliminate the partial payments, and to allow all the principle and interest to be paid on the original maturity date of January 28, 2010.  In consideration of the note modification, AccessKey issued 15 million shares of its common stock to PHYH and increased the warrants from 20 to 25 million shares of common stock at an exercise price of $0.005 per share through December 31, 2014.  The 15 million common shares and the warrants to purchase the additional 5 million common shares were recorded at their estimated fair value as described below.  The agreement further provided that if AccessKey defaulted on the revised payment schedule the warrant to purchase common shares would triple to 75 million shares with a total exercise price of $100 for all shares.

Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements
For the period from January 1, 2010 to November 9, 2010 and year ended December 31, 2009

The 15 million shares of AccessKey common stock were recorded as marketable equity securities (since the restriction lapses in less than one year) and as loan extension fee income of $94,500, based on the July 31, 2009 market price discounted by 25% due to the length of the restriction before the company could sell the stock, the high volatility, and the associated holding risk associated with the stock. The volatility of this stock is 203% as of November 9, 2010.

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

In addition, the $300,000 portion of the note receivable that is subject to conversion into AccessKey’s common stock was evaluated to see if it met the definition of a derivative asset as described by Statement of Financial Accounting Standards Codification (ASC) section 815 “Derivative and Hedging.”  It was determined that the note did not meet the definition of a derivative because there was no provision for net settlement and because it was determine that the shares were not easily convertible to cash due to the selling restriction of more than 31 days on the stock.

Marketable Equity Securities:

AccessKey Common Stock– As described above, the Company received 15 million shares of AccessKey common stock in 2009.  An unrealized gain of $7,425, an unrealized loss of $74,925 and an unrealized loss of $67,500 are reflected in the consolidated statements of operations and comprehensive income (loss) as of the period from January 1, 2010 to November 9, 2010, the year ended December 31, 2009 and for the period from February 14, 2005 (Inception) to November 9, 2010, respectively.  The fair value of these securities as of November 9, 2010 reflected in the accompanying consolidated balance sheet is $27,000.  These securities were valued using the OTC closing price on November 9, 2010 discounted by 25% due to the risk associated with holding these shares before the selling restriction expire in 2011.

Purchase of ZST Digital Networks, Inc. Convertible Preferred Stock – On April 30, 2009, the Company paid $500,000 for 312,500 shares of convertible preferred stock in ZST Digital Networks, Inc. (ZST Digital), a Chinese supplier of optical and digital network equipment, listed as ZSTN on NASDAQ.  Each share of preferred stock is convertible into one share of common stock.  On October 6, 2009 ZST Digital affected a 1-for-2.4615 stock split that left the Company with 126,954 series A preferred shares.  These preferred shares were also registered effective October 20, 2009 and converted to common shares on November 30, 2009 on a one-to-one basis.  In August through November 9, 2010 the company sold 51,954 shares for $363,841 at a gain of $159,225, leaving 75,000 shares of ZST Digital common stock as of November 9, 2010.

An unrealized gain of $162,096, an unrealized gain of $167,270, and an unrealized gain of $329,366 are reflected in the consolidated statements of operations and comprehensive income (loss) as of the period January 1, 2010 to November 9, 2010, the year ended December 31, 2009 and the period February 14, 2005 (Inception) to November 9, 2010, respectively.  The fair value of these securities as of November 9, 2010 reflected in the accompanying consolidated balance sheet is $624,750.

Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements
For the period from January 1, 2010 to November 9, 2010 and year ended December 31, 2009

Purchase of Bio-Matrix Scientific Group, Inc. (Bio-Matrix) Stock – On January 12, 2009, the Company paid $105,000 for 1,150,000 common shares and 25,000 of non-convertible preferred shares of Bio-Matrix Scientific Group (Bio-Matrix).  Bio-Matrix is an OTCBB company listed as BMSN.  This investment is classified as available for sale by management and presented as short-term because the shares are expected to be sold in the next twelve months.   The preferred shares are non-marketable and valued at zero cost (see below).  There is a possibility that the Company could receive an additional 150,000 shares of Bio-Matrix common stock that Bio-Matrix issued to another entity under the original purchase agreement as compensation for a business transaction that never materialized.  Since that transaction never materialized, the Company believes that they should receive the shares of Bio-Matrix common stock issued to that entity.  However, those shares have not been recognized in these consolidated financial statements nor included in the fair value disclosure herein, because it is not reasonably assured that they will receive those shares.

Based on the OTC market price of the stock currently held by the Company, an unrealized loss of $13,800, $45,200 and $59,000 is reflected in the consolidated statements of operations and comprehensive income (loss) as of the period January 1, 2010 to November 9, 2010, the year ended December 31, 2009 and for the period from February 14, 2005 (Inception) to November 9, 2010, respectively.  The fair value of these securities as of November 9, 2010 reflected in the accompanying consolidated balance sheet is $46,000.

Non-Marketable Securities:

AccessKey warrants – As described above, the Company recorded warrants to purchase 25 million shares of AccessKey common stock.  These warrants are considered non-marketable and accounted for at cost less any impairment since there is no readily determinable market value.  These warrants were recorded at the $102,611 fair value at the time of the transactions and were subsequently evaluated for other than temporary impairment.  At December 31, 2009, management recorded an impairment loss of $70,111 on these warrants leaving a balance of $32,500 on the consolidated balance sheet as non-marketable securities at December 31, 2009 and November 9, 2010.  The warrants were valued at year-end using the Black-Scholes model as more fully described above.

Warrants to purchase an additional 50 million shares, for a total of 75 million shares, of AccessKey common stock was recognized on January 28, 2010 when AccessKey failed to make payment on the note as required by the amended agreement.  These shares were valued at $45,000 using the Black-Scholes model as more fully described above.

Common stock -  MLH Investments, Inc (MLH)– On May 15, 2009 the Company made a cash investment of  $250,000 to MLH under a 10% Secured Promissory Note which was originally due June 15, 2009,  secured by a Medallion Certificate of 100,000 shares in Wound Management Technologies, Inc. (WNDM) an OTCBB company listed as WNDM, and personally guaranteed by the Chairman of MLH Investments and WNDM, Repayment of the Note was extended by two amendments, the first to June 30, 2009 and the second to July 17, 2009.  The Note was subsequently paid in full in August 2009.  Part of the consideration received for making and extending repayment of this investment was 100,000 restricted common shares of WNDM common stock.  In addition, the Note as amended included a Put Option requiring MLH to purchase 75,000 shares of the WNDM stock at $3.00 per share upon notice by the Company between September 15, 2009 and October 15, 2009.  However, MLH and WNDM have refused to honor the terms of the Note, as amended and have not issued the 100,000 shares of WNDM common stock to the Company and have not paid the $225,000 due upon the Company’s exercise of the Put Option. The Company believes the terms of the Note as amended are legally enforceable and has issued a final demand letter to MLH Investments, its Chairman, WNDM and other parties.  However, the Company has not recorded the stock in these financial statements since a positive outcome to this dispute cannot be reasonably assured.

Note Receivable and warrants from Bottled Water Media (BWM) - On July 29, 2009, the Company made an investment of $250,000 in BWM in the form of a secured original issue discount promissory note with a face value of $287,500, including interest, with a maturity date of December 29, 2009, collateralized by the intellectual property of BWM and the Chief Executive Officer’s personal guarantee. Part of the compensation to the Company includes warrants to purchase 7% of the BWM’s common stock and 7% of the BWM’s preferred stock for $200,000, which expires on December 29, 2012.  Since BWM is a privately held development stage company with no revenues or sales contracts and no indicators of common stock value, the warrant received was valued at zero for accounting purposes and no interest or loan fee income was recognized.  Since the warrants are accounted for at cost for this non-marketable security, there is no change in recorded value as of December 31, 2010 or 2009.  BWM has the right to repurchase 50% of the Warrants from the Company for $500,000.  The Company is also entitled to future advertising through BWM at BWM’s cost for a period of 24 months not to exceed $250,000 or 25% of BWM’s annual revenues.

Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements
For the period from January 1, 2010 to November 9, 2010 and year ended December 31, 2009

BWM defaulted on the December 29, 2009 payment.  Consequently, the default interest rate of 27% started to accrue, the warrant to purchase 7% of BWM’s common stock and preferred stock increased to 20% and the exercise price was reduced to $100.  BWM is in the process of raising funds that, if successful, all or a portion of the funds raised will be used to pay this debt.    While the Company’s management remains hopeful that they will be repaid their investment and earnings from this note receivable, due to the uncertainty of BWM’s ability to raise funds and BWM’s lack of established operations, the Company has established a reserve for the year ended December 31, 2009 for 100% of the investment in BWM and has stopped accruing interest income and receivable.

5.  FAIR VALUE MEASUREMENTS

Marketable Equity Securities

As of November 9, 2010 the Company’s investments in marketable equity securities are based on the November 9, 2010 stock price as reflected in the OTC markets, reduced by a discount factor if those shares have selling restrictions.  These marketable equity securities are summarized as follows:

	Equity Securities Cost	Aggregate Unrealized Gains (Loss)	Equity Securities Aggregated Fair Value
Marketable Equity Securities-Available for Sale:
AccessKey IP, Inc.	$94,500	$(67,500)	$27,000
Bio-Matrix Scientific Group, Inc.	105,000	(59,000)	46,000
ZST Digital Networks, Inc.	295,384	329,366	624,750
Total Marketable Equity Securities-Available for Sale	$494,884	$202,866	$697,750

The unrealized gains (losses) are presented in comprehensive income (losses) in the consolidated statements of operations and comprehensive income (loss).

The levels of the fair value measurements for marketable equity securities are summarized as follows:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Purchase of marketable equity securities-2009	$105,000	$-	$594,500

Total unrealized losses –
Included in other comprehensive income	(45,200)	-	92,345

Marketable Equity Securities – December 31, 2009	$59,800	$-	$686,845

Total gains (losses) – (realized or unrealized):
Included in other comprehensive income	(13,800)	-	169,521
Included in earnings	-	-	159,225
Sale of equity securities	-	-	(363,841)
Marketable Equity Securities – November 9, 2010	$46,000	$-	$651,750

Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements
For the period from January 1, 2010 to November 9, 2010 and year ended December 31, 2009

Non-Marketable Securities:

The November 9, 2010 fair value of the non-marketable securities based on the Black-Scholes model is summarized as follows:

	Equity Securities Cost	Aggregate Unrealized Gains (Losses)	Equity Securities Aggregated Fair Value

AccessKey IP, Inc. warrants	$77,500	$57,500	$135,000

The levels of the fair value measurement for the non-marketable securities are summarized as follows:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Receipt of AccessKey Warrants- 2009	$-	$-	$102,611

Total realized losses – Impairment	-	-	(70,111)

Non-Marketable Securities– December 31, 2009	$-	$-	$32,500

Receipt of AccessKey Warrants- 2010	-	-	45,000

Total unrealized gains (losses)	-	-	57,500

Non-Marketable Securities– November 9, 2010	$-	$-	$135,000

Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements
For the period from January 1, 2010 to November 9, 2010 and year ended December 31, 2009

6. FURNITURE AND EQUIPMENT

Furniture at November 9, 2010 and December 31, 2009 consists of the following:

	November 9, 2010	December 31, 2009

Furniture	$11,695	$6,108
Equipment	7,000	5,711
Total Furniture and equipment	18,695	11,819
Accumulated depreciation	(7,651)	(5,349)
Furniture and equipment, net of
accumulated depreciation	$11,044	$6,470

Depreciation expense for the period January 1, 2010 to November 9, 2010, the year ended December 31, 2009 and the period from February 14, 2005 through November 9, 2010 was $2,302, $2,283 and $7,651, respectively.

7. WEBSITE COSTS

Website costs at November 9, 2010 and December 31, 2009 consist of the following:

	November 9, 2010	December 31, 2009

Website costs	$20,903	$20,903
Accumulated amortization	(17,472)	(13,883)
Website costs, net of accumulated amortization	$3,431	$7,020

Amortization expense for the period January 1, 2010 to November 9, 2010, the year ended December 31, 2009 and the period from February 14, 2005 through November 9, 2010 was $3,589, $3,983, and $17,472, respectively.

8.  LITIGATION

One of the Company’s investor has initiated litigation claiming that the August 2008 conversion of their convertible debentures into Series B Preferred shares should be voided since they believe their Investment Advisor also represented the Company at that time.  The investment advisor and the Company deny that there was any conflict of interest or wrong doing in this conversion.

If the conversion is declared to be void, the investor seeks judgment on the convertible debenture, in an amount of approximately $250,000.  The management team believes this case is without merit and has asked legal council to vigorously contest this matter.  Legal council has filed for a summary judgment to dismiss this case.  No judgment has been made on this matter.  The Company’s management believes it has appropriate defenses to this claim and does not believe that the outcome of this litigation will have a material impact to the Company’s consolidated financial statements.  No liability has been recorded in the Company’s financial records regarding this litigation.

Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements
For the period from January 1, 2010 to November 9, 2010 and year ended December 31, 2009

9.  COMMITMENTS

Employment Contracts

On July 1, 2007, the Company executed two management agreements, one with its President/Chief Executive Officer/Chairman of the Board (CEO), the other with its Vice President, Chief Operating Officer and Corporate Director (COO).  Both agreements are effective upon signing and expire on December 31, 2012.  The contracts are automatically renewed through December 31, 2018. The contracts provide:

•
A base salary to the CEO of $150,000 with escalation clause up to $500,000 when certain revenue, equity and profit milestones are met.  A base salary to the COO of $120,000 with escalation clause up to $400,000 when certain revenue, equity and profit milestones are met.

•	Stock options for 20 million shares to each the CEO and COO with a 10 year term, strike price of $0.003 per share (see note 11).
•	The CEO and COO are entitled to receive a proportional number of common shares and options in any transactions where there is a corporate or operational spin-off from the Company.
•
The CEO is to receive bonuses equal to (i) one 0.25% of annual Gross Revenues plus (ii) 0.25% of the annual growth in Gross Revenues; plus 5.0% of Income before Interest, Taxes, Depreciation and Amortization.   The COO is to receive bonuses equal to (i) one 0.20% of annual Gross Revenues plus (ii) 0.20% of the annual growth in Gross Revenues; plus 3.75% of Income before Interest, Taxes, Depreciation and Amortization.

•	Once certain revenue or equity goals are met the executives will be provided life and disability insurance.
•	There is a non-compete clause in both contracts that states that neither executive can compete against the Company during the term of the agreement and for one year after termination.

10. TEMPORARY EQUITY

In August 2008, the company designated 38 million shares of its 200 million shares of authorized preferred stock as series B convertible preferred stock.  The series B preferred shares provide no voting rights and are non-interest bearing, but the holders can elect to convert each share of the series B convertible preferred stock into 40 shares of the Company’s common stock.   The holders of the series B convertible preferred shares have liquidating preferences over the series A convertible preferred and common stock shareholders equivalent to $7,467,883 plus any accrued but unpaid dividends.  No series A or common stock holder can receive any dividends unless the series B convertible preferred holders also receive equivalent dividends as if they had already converted to common stock.

On August 11, 2008 and September 11, 2008, the Company issued a total of 18,419,707 shares of series B preferred stock for $7,367,883 of existing debt and accrued interest.

Also on August 11, 2008, the Company issued an additional 250,000 shares of series B preferred stock in exchange for a commitment to fund $100,000 of operating expenses.  This commitment was completely funded in 2008 and is included in temporary equity.

Since the Company does not have sufficient authorized shares to cover the common stock that would need to be issued if the series B preferred stock shareholders decide to convert, these shares have been recorded as temporary equity until such time as sufficient shares have been authorized.

On September 30, 2008, in recognition of the decline in the market value of the Company’s common stock and its impact on the value of the series B preferred shares that were issued in the months of August and September to the investors that continue to fund the Company, the company entered into an agreement with the series B convertible preferred shareholders.   Under the agreement the Company issued an additional 12,446,469 shares of series B convertible preferred stock to those same series B shareholders for a total of 31,116,176 shares.  This issuance of additional shares has been treated as a stock dividend, and since the series B convertible preferred shares were recorded as temporary equity, the issuance of the additional series B convertible preferred shares had no impact on the accompanying consolidated financial statements.

Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements
For the period from January 1, 2010 to November 9, 2010 and year ended December 31, 2009

11. STOCKHOLDERS’ EQUITY

Authorized Common Stock - On March 27, 2007, the Company filed with the state of Nevada to increase the authorized common shares from 400,000,000 to 425,000,000 at a par value of $0.001 per share.

Authorized Preferred Stock – On September 27, 2006, the Company filed with the state of Nevada to authorize 200,000,000 shares of preferred stock with a par value of $0.001 per share. In August 2008, the Company further designated these preferred shares into 162,000,000 series A preferred shares and 38,000,000 series B preferred shares.

The series A convertible preferred shares have the same dividends and voting rights as common stock shares and are convertible to common stock on a one-for-one basis. There are no other rights, dividends or interest at a stated interest rate of the series A preferred shares.  Upon liquidation, they would receive liquidating preferences over common shareholders.

The series B convertible preferred shares provide no voting rights and are non-interest bearing, but the holders can elect to convert each share of the series B convertible preferred stock into 40 shares of the Company’s common stock.   The holders of the series B convertible preferred shares have liquidating preferences over the series A convertible preferred and common stock shareholders equivalent to $7,467,881 plus any accrued but unpaid dividends.  No series A convertible preferred or common stock holder can receive any dividends unless the series B convertible preferred stockholders also receive equivalent dividends as if they had already converted to common stock.

Common Stock - In 2005 Phyhealth Old issued 71,967,558 common shares and 149,724,462 preferred shares to founders as part of an initial capitalization and 132,442 common shares and 275,538 preferred shares to three Board Members that joined the Board subsequent to the initial founding of Phyhealth Old.  The value of these shares was deemed to be minimal (i.e.- corporate set-up costs) because no significant business had been conducted at the time of the original capitalization or as of the subsequent members joining the Board and there was no other indicators of value at that time based on stock price or value of services.  Consequently, the common shares were recorded at a nominal value per share, resulting in an $81,658 charge in 2005, which included $40,833 of officers’ compensation expense and $40,825 of consulting expense.

In May 2006, pursuant to the recapitalization (see Note 1) the Company was deemed to have issued 12,000,000 preferred shares and 158,886,528 common shares to shareholders of the public shell, Tiger.

On July 21, 2006, the Company issued 22,800,000 shares to an investor relations company for services to be earned over the contract term.  Subsequently, the contract was terminated and 5,078,800 shares were returned before December 31, 2007.  The remaining 12,630,241 and 5,090,959 shares have been recorded in the accompanying consolidated financial statements in years ended December 31, 2007 and 2006, respectively.  The charge to operations for the shares earned totaled $72,618 and $97,296 in 2007 and 2006, respectively, based on the average stock price from the date of the transaction through the end of the year.

Preferred Stock - In addition to the shares of preferred stock issued to founders and board members (see common stock above) in 2005, 12,000,000 shares of preferred stock were deemed to be issued to the existing pre-recapitalization shareholders of Tiger on May 9, 2006, the date of the recapitalization.

Treasury Stock – Due to the low price of the Company’s stock at the end of 2008, the Company started a common stock buyback program in which they purchased 129,259 shares of the Company’s common stock during 2008 for $760 and 18,959 shares for $231 in 2009, for a total 148,218 for $991 as of December 31, 2009.  These shares were recorded at the Company’s acquisition cost and are presented as treasury stock.

Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements
For the period from January 1, 2010 to November 9, 2010 and year ended December 31, 2009

Contributed Capital - On April 1, 2005, two officers and shareholders (Officers) of the Company and a related investor entered into an agreement whereby the Officers agreed to devote substantial energies, contacts and efforts to build the Company and the shareholder agreed to fund the monthly expenses of the Company up to $165,000 in order to build value in the Company and their respective stockholdings.  The related investor subsequently made additional investments without additional stock compensation.  During the years ended 2007 and 2006 and for the period February 14, 2005 (inception) through December 31, 2005 the shareholder contributed $90,000, $288,648 and $158,671, respectively, for a total of $537,319.  No additional shares have been issued or are expected to be issued as compensation for the funds received during this time period.  These amounts have recorded as additional paid in capital in the accompanying consolidated financial statements.

Common Stock Repurchase Agreements – Effective December 27, 2007, the Company purchased 92,734,000 shares of its own common stock from four investors for a total of $1,031,177 in order to secure the future fundings.  The Company signed four notes that total this amount each maturing on December 27, 2009.   The interest, which is paid at maturity, is based on a formula tied to the Company’s stock price.

In 2008, during the common share retirement process required under this agreement, it was determined that there were 99,997 less shares held by the investors than originally estimated.  The parties to the agreement decided that the price per share would be adjusted and that the total transfer price of the debt and the shares would not be altered.  This adjustment is reflected as a 2008 transaction in the consolidated statement of equity (deficit).

In August of 2008, these four notes, plus accrued interest, for a total of $1,587,581 were exchanged for 3,968,953 series B convertible preferred shares as described in Note 10.

Employee Stock Options – Effective January 10, 2008, the Company issued stock options for 20 million shares to each the CEO and COO with a 10 year term expiring January 10, 2018 with a strike price of $0.003 per share (see Note 9).  Of the total stock options for 40 million shares, 30 million were vested when the contract was signed and the remaining 10 million shares vested on January 1, 2009.  The options have piggyback registration rights. Stock option expense of $75,000 was recorded on the 30 million options that were vested on January 10, 2008 when the management agreement was signed. The compensation expense of the remaining 10 million options, totaling $25,000, was recognized prorata from January 10, 2008 through January 10, 2009.  Total stock option expense for the period January 1, 2010 to November 9, 2010, year ended December 31, 2009 and the period February 14, 2005 (inception) to November 9, 2010 was $0, $617 and $100,000, respectively.  The stock option expense was computed based on the Black-Scholes valuation model based on a historical volatility factor of 306%, Risk-Free interest rate of 3.91%, expected maturity of 5 years (using the simplified method) and expected dividends of $0.  While the Company believes these estimates are reasonable, the compensation expense recorded would increase if the expected life was increased, a higher expected volatility was used, or if the expected dividend yield increased.

A summary of employee options for the period January 1, 2010 to November 9, 2010 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
Employee Options	Options	Price	Term	Value

Options Outstanding, December 31, 2009	40,000,000	$0.003	8.0	-
Granted	-	-		-
Exercised	-	-		-
Forfeited	-	-		-
Expired	-	-		-
Options Outstanding, November 9, 2010	40,000,000	$0.003	7.1	-
Exercisable, November 9, 2010	40,000,000	$0.003	7.1	-

Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements
For the period from January 1, 2010 to November 9, 2010 and year ended December 31, 2009

A summary of employee options for the year ended December 31, 2009 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
Employee Options	Options	Price	Term	Value

Options Outstanding, December 31, 2008	40,000,000	$0.003	9.0	-
Granted	-	-		-
Exercised	-	-		-
Forfeited	-	-		-
Expired	-	-		-
Options Outstanding, December 31, 2009	40,000,000	$0.003	8.0	-
Exercisable, December 31, 2009	40,000,000	$0.003	8.0	-

A summary of employee options for the period February 14, 2005 (inception) to November 9, 2010 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
Employee Options	Options	Price	Term	Value

Options Outstanding, February 14, 2005 (inception)	-	-	-	-
Granted	40,000,000	$0.003	10.0	-
Exercised	-	-		-
Forfeited	-	-		-
Expired	-	-		-
Options Outstanding, November 9, 2010	40,000,000	$0.003	7.1	-
Exercisable, November 9, 2010	40,000,000	$0.003	7.1	-

Consultant Stock Options – Effective December 20, 2007 the Company issued stock options to a consultant that expire on the earlier of ten years or one year from the termination of the contract with the consultant.  Once vested these options provide the consultant the right to purchase up to 5 million shares of common stock at an exercise price of $0.002 per shares.  Of the total options issued, 1 million were vested and $2,000 expense recognized on December 20, 2007, 2 million will vest when an HMO certificate of Authority is issued by the state of Florida and the final 2 million will vest when certification is received from The Centers for Medicare and Medicaid Services as a Medicare Advantage Plan.  Since the final 4 million options are contingent on future events only the expense for the first one million options were recognized in the accompanying consolidated financial statements.    The contract with this consultant was terminated on July 1, 2008.  Accordingly, the first million options expired under the stock option agreement when it was not exercised by July 1, 2009 and the final 4 million options did not vest because the conditions in the agreement were not met.

Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements
For the period from January 1, 2010 to November 9, 2010 and year ended December 31, 2009

The $0.002 per option or total $10,000 fair value of the 1 million options was estimated using the Black-Scholes valuation model.  The Company assumptions used in the valuation process were as follows:

2007
Volatility (based on historical data)	299%
Risk-Free Interest Rate	3.25%
Expected maturity	10 Years
Expected dividends	0%

The weighted-average grant-date fair value of the options granted to employees during the year-ended 2007 (the only year granted) was $0.002 per share.

A summary of consultant options for the year ended December 31, 2009 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
Consultant Options	Options	Price	Term	Value

Options Outstanding, December 31, 2008	5,000,000	$0.002	9.0	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(5,000,000)	$0.002	8.0	-
Options Outstanding, December 31, 2009	-	-	-	-
Exercisable, December 31, 2009	-	-	-	-

12. INCOME TAXES

There was no income tax expense for the period January 1, 2010 to November 9 2010, the year ended December 31, 2009 and for the period February 14, 2005 (inception) through November 9 2010, due to the Company's net losses.

The blended Federal and State tax rate of 39.5% applies to loss before taxes. The Company's tax expense differs from the “expected” tax expense for Federal income tax purposes for period January 1, 2010 to November 9 2010, the year ended December 31, 2009 and for the period February 14, 2005 (inception) through November 9 2010, (computed by applying the blended United States Federal and State Corporate tax rate of 39.5% to net loss attributable to PHYH before taxes), as follows:

	January 1, 2010		February 14, 2005
	to	Year ended	(Inception) to
	November 8, 2010	December 31, 2009	November 8, 2010

Computed “expected” tax benefit	$(246,262)	$(198,132)	$(2,036,553)
Stock issued for services	-	-	67,116
Meals	228	611	2,329
Change in deferred tax asset valuation allowance	246,034	197,521	1,967,108
Deferred tax asset	$-	$-	$-

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at the end of each period are as follows:

Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements
For the period from January 1, 2010 to November 9, 2010 and year ended December 31, 2009

Deferred tax assets:	November 9, 2010	December 31, 2009

Net operating loss carryforward	$1,043,990	$832,442
Accounts receivable allowance	126,733	24,703
Impairment loss on investment	126,444	126,444
Stock issued for interest	697,439	697,439
Stock option expense	40,046	40,046
Loan extension fee income	(67,545)	-
Less valuation allowance	(1,967,107)	(1,721,074)
Net deferred tax assets	$-	$-

The valuation allowance at November 9, 2010 and December 31, 2009 was $1,967,107 and $1,721,074, respectively. The increase in the valuation allowance for the period January 1, 2010 to November 9 2010 and in 2009 was $246,034 and $197,521, respectively.  The Company has a net operating loss carryforward of approximately $2,643,013 available to offset future U.S. net income over 20 years through 2030.

The utilization of the net operating loss carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward period. In addition, utilization of these NOL carryforwards may be limited due to ownership changes as defined in the Internal Revenue Code.

13. RELATED PARTIES

The management of the Company devoted significant time and resources to establish a 50% owned joint venture, Underwriters, and a risk retention group, Physhield.  As described in Note 3, on February 27, 2009 the Company purchased another 42.5% of Underwriter’s common stock from the other joint venture partner which gave the Company 92.5% interest in Underwriters, making it a consolidated subsidiary.  Prior to this Underwriter stock purchase, the expenses associated with the development of these two entities incurred by the Company and allocated to Underwriters totaled $2,868, and $265,600 for the year ended December 31, 2009 and the period beginning February 14, 2005 (inception) to November 9, 2010, respectively.  The Company recorded these expenses as a receivable and reserved 100% of the receivable as an allowance for bad debts due to the uncertainty of collecting the amounts due.  At the date of the stock purchase this allowance was reversed since no uncertainty remained since both entities are consolidated in the accompanying financial statements.

Subsequent to the February 27, 2009 stock purchase all such costs are included in the statement of operation and the corresponding receivables and payables between the Underwriters and PHYH for these cost allocations are eliminated upon consolidation.

Underwriters is the attorney in fact for Physhield (see Note 1) and the Parent company has purchased the surplus note from the other Underwriters equity partner as more fully described in Note 3.  Physhield also owes the Company $243,082 of accrued interest, $87,358 for a start-up loan and $546,443 of shared expenses as described in the preceding paragraphs, for a total of $876,883.  The collectability of these amounts are dependent on Physhield’s ability to pay this debt assuming Physhield can underwrite and enroll an appropriate number of physician subscribers and assuming the reimbursement of all or part of these expenses would be approved by the Physhield Subscriber Advisory Committee that will be reconstituted to include physician subscribers.  Due to the uncertainty of this occurring, the Company has reserved 100% of these receivables.  The Company is also owed $362,251 evidenced by a surplus note and accrued interest receivable from Physhield as disclosed in Note 3.  These amounts are considered collectible since Physhield has liquid assets in excess of the amount owed and since there are currently no liabilities or other liens that would have to be satisfied by the Physhield assets.

Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements
For the period from January 1, 2010 to November 9, 2010 and year ended December 31, 2009

The Company has contracted with NextPath Partners, LLC (NextPath) to provide full-time marketing and related services for $7,500 per month to support the introduction and sales of Physhield’s medical malpractice products, particularly in Maryland and the District of Columbia.  Services include website development and maintenance, product development, communications, direct marketing to physicians and the development of marketing materials to support Physhield’s Managing General Agent, Palumbo Insurance Associates.  NextPath is owned and operated by the spouse of the President and CEO of the Company.  NextPath has more than twenty years executive management experience in target marketing for a Fortune 500 media corporation and complies with the Company’s Related Parties Policy.  Next Path was paid $52,500, $0 and $52,500 for the period January 1, 2010 to November 9 2010, the year ended December 31, 2009 and for the period February 14, 2005 (inception) through November 9, 2010, respectively.

14.  SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company’s supplemental non-cash investing and financing activities are summarized as follows:

	January 1, 2010		February 14, 2005
	to	Year Ended	(inception) to
	November 9, 2010	December 31, 2010	November 9, 2010
Repurchase company stock with note	$-	$-	$1,031,177
Payment of debt with issuance of series B preferred stock	$-	$-	$7,367,883
Discount on note payable	$-	$-	$50,959
Settlement of escrow to acquire investment	$-	$500,000	$500,000
Unrealized gain on investments	$314,946	$47,145	$362,091

Acquisition of Underwriters:
Underwriter liabilities assumed	$-	$495,863	$495,863
Gain on Underwriters' stock previously held	-	250	250
Noncontrolling interest	-	38	38
Goodwill recognized	-	(487,320)	(487,320)
Purchase of Underwriters' stock, net of cash received	$-	$8,831	$8,831

 Physicians Healthcare Management Group, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements
For the period from January 1, 2010 to November 9, 2010 and year ended December 31, 2009

15.  SUBSEQUENT EVENTS

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

Effective November 10, 2010, as part of that registration statement described above, the Company transferred substantially all it assets and all it operations to Phyhealth Corporation in exchange for:

•	The assuming all the liabilities of the Company.
•	Issuance of 6,604,312 shares of common stock to the Company’s shareholders including 3,472,713 shares of common stock to the Company,
•	Issuing 3,240,008 shares of Series A preferred stock to the Company’s stockholders that previously held the Company’s Series A preferred stock.
•	Issuing 622,332 shares of Series B preferred stock to the Company’s stockholders that previously held the Company’s Series B preferred stock.
•	Issue options to purchase 800,000 common shares to the two management team members with a strike price of $0.003 per share that expires January 10, 2018 (see Note 11).

After the transfer of assets, liabilities and the operations to Phyhealth Corporation, the Company had remaining $50,000 in cash, the 3,472,713 shares of Phyhealth Corporation common stock and 148,218 shares of Company treasury stock.

Guarantor on lease - Phyhealth Corporation created a wholly-owned subsidiary, Phyhealth Sleep Care Corporation (PHSC), who entered into a one year lease with monthly rental payments of $1,800 to operate a sleep center.  The Company signed as a guarantor on this lease and would have to pay the rental payments if PHSC and Phyhealth Corporation failed to make the payments.