Form 10-Q
period 2011-03-31
PHYHEALTH Corp
filed 2011-05-16
CIK 1472174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐    TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

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

The number of outstanding shares of the registrant's common stock, par value $.0001, was 6,604,312 as of May 6, 2011.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Phyhealth Corporation

Consolidated Financial Statements

For the three months ended March 31, 2011 and 2010

Phyhealth Corporation and Subsidiaries

Phyhealth Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
ASSETS	(unaudited)
Current assets:
Cash	$65,934	$112,087
Patient accounts receivable, net	20,386	-
Current portion of convertible note receivable	-	23,052
Marketable equity securities	59,500	556,950
Surplus notes and interest receivable due from related party	362,251	362,251
Due from related party	175	21,997
Other current assets	6,000	4,500
Total current assets	514,246	1,080,837

Convertible note receivable, net of current portion, net of $40,000 allowance	600,000	576,948
Non-marketable equity securities	77,500	77,500
Furniture and equipment, net	137,472	46,755
Website costs, net	1,796	2,839
Other assets	5,533	2,533
Total assets	$1,336,547	$1,787,412

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$41,885	$26,889
Accrued payroll liabilities	48,105	36,647
Note payable to related party	50,000	50,000
Current portion of capital lease	35,405	16,735
Margin loan, secured by marketable equity securities	-	137,609
Total current liabilities	175,395	267,880

Capital lease, net of current portion	83,384	18,257
Total Liabilities	258,779	286,137

Contingencies (Note 6)

EQUITY:
Phyhealth Corporation stockholders' equity:
Common stock, $0.0001 par value, 40,000,000 authorized,
6,604,312 issued and outstanding at March 31, 2011 and December 31, 2010	660	660
Preferred stock, 10,000,000 authorized, $0.0001 par value,
Series A convertible preferred stock, 5,000,000 designated, 3,240,008
shares issued and outstanding at March 31, 2011 and December 31, 2010	324	324
Series B convertible preferred stock, 5,000,000 designated, 622,332
shares issued and outstanding at March 31, 2011 and December 31, 2010	62	62
Additional paid-in capital	2,144,278	2,144,278
Accumulated deficit	(835,168)	(635,688)
Accumulated other comprehensive income -unrealized gain (loss) on investments	(159,696)	62,066
Total Phyhealth Corporation stockholders' equity	1,150,460	1,571,702
Noncontrolling interest	(72,692)	(70,427)
Total equity	1,077,768	1,501,275
Total liabilities and equity	$1,336,547	$1,787,412

                   The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phyhealth Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss - Unaudited

	Three months ended March 31,
	2011	2010

Sleep care service revenue, net	$53,243	$-

Operating expenses:
Officer and directors compensation	79,901	-
Consulting and professional fees	100,206	-
Sleep center operating expense	109,521	-
Bad debt expense	29,917	-
General and administration	80,591	3,170
Total operating expense	400,136	3,170
Loss from operations	(346,893)	(3,170)

Other expenses:
Interest expense	(2,707)	-
Realized gain on sale of securities	147,855	-

Net loss	(201,745)	(3,170)
Add: net loss attributable to noncontrolling interest	2,265	-
Net loss attributable to Phyhealth Corporation and Subsidiaries	$(199,480)	$(3,170)
Net loss per share - basic and diluted	$(0.03)	$(3.17)

Weighted average shares outstanding - basic and diluted	6,604,312	1,000

Net loss	$(201,745)	$(3,170)
Unrealized investment holding loss	(73,907)	-
Less: reclassification adjustment for gains included in net loss	(147,855)	-
Comprehensive loss	(423,507)	(3,170)
Net loss attributable to noncontrolling interest	2,265	-
Comprehensive loss attributable to Phyhealth Corporation and Subsidiaries	$(421,242)	$(3,170)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phyhealth Corporation and Subsidiaries
Consolidated Statements of Changes in Equity - Unaudited
For the three months ended March 31, 2011

									Accumulated	Phyhealth
	Series A		Series B				Additional		Other	Corporation	Non-
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Stockholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interest	Equity

Balance- December 31, 2010	3,240,008	$324	622,332	$62	6,604,312	$660	$2,144,278	$(635,688)	$62,066	$1,571,702	$(70,427)	$1,501,275

Unrealized loss on marketable equity securities	-	-	-	-	-	-	-	-	(221,762)	(221,762)	-	(221,762)

Net loss for three months ended March 31, 2011	-	-	-	-	-	-	-	(199,480)	-	(199,480)	(2,265)	(201,745)
Balance- March 31, 2011	3,240,008	$324	622,332	$62	6,604,312	$660	$2,144,278	$(835,168)	$(159,696)	$1,150,460	$(72,692)	$1,077,768

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phyhealth Corporation and Subsidiaries
Consolidated Statements of Cash Flows - Unaudited

	Three months ended March 31,
	2011	2010
Cash from operating activities:
Net loss attributable to Phyhealth Corporation and Subsidiaries	$(199,480)	$(3,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to noncontrolling interests	(2,265)	-
Gain on sale of equity securities	(147,855)	-
Bad debt expense	29,917	-
Depreciation and amortization	7,448	-
Changes in operating assets and liabilities:
Accounts receivable, net	(20,386)	-
Other current assets	(1,500)	-
Other assets	(3,000)	-
Accounts payable and accrued liabilities	16,418	-
Accrued payroll liabilities	11,458	-
Due from related party	(8,095)	3,170
Net cash used in operating activities	(317,340)	-

Cash flows from investing activities:
Proceeds from sale of marketable securities	423,543	-
Purchase of furniture and equipment	(11,194)	-
Net cash provided by investing activities	412,349	-

Cash flows from financing activities:
Repayment of margin loan	(137,609)	-
Repayment of capital lease	(3,553)	-
Net cash used in financing activities	(141,162)	-

Net decrease in cash	(46,153)	-
Cash, beginning of period	112,087	-
Cash, end of period	$65,934	$-

Supplemental disclosures of cash flow information:
Cash paid for interest paid	$1,285	$-
Cash paid for income taxes paid	$-	$-
Unrealized loss on investments	$73,907	$-
Equipment purchased under capital lease	$85,928	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited
For the three months ended March 31, 2011 and 2010

1.  BASIS OF PRESENTATION, ORGANIZATION, PRINCIPLE OF CONSOLIDATION AND NATURE OF BUSINESS AND CURRENT OPERATIONS, AND LIQUIDITY

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of consolidated financial position and results of operations.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair consolidated financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.  For further information, refer to the audited consolidated financial statements and footnotes of the company for the years ending December 31, 2010 and 2009.

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

The operations of PHYH that were the subject of the Spin-off have been in the development stage up to and through the date of the Spin-off, and continues to be in the development stage through December 31, 2010.  In the three months ended March 31, 2011, the Company recognized the first revenue from operations and is no longer in the development stage.

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

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited
For the three months ended March 31, 2011 and 2010

Nature of Business and Current Operations – The Company is marketing two primary products to physicians and physician groups.

The first product is the development of community health plans that are owned and operated in partnership with the participating physicians.  The Company’s community health plans are structured to integrate all the financial and reimbursement components of healthcare delivery; align the financial incentives of all participants; and empower physicians to assume end-to-end management of healthcare for their patients. The Phyhealth community health plan model is built on the foundation of the physician-patient relationship and rewards physicians for proactively providing the preventative care necessary to keep their patients healthy and for closely managing the ongoing care necessary for patients who suffer from chronic disorders to stabilize their health status.

The second product is a medical malpractice liability insurance program for physicians and physician groups marketed through its subsidiary, Phyhealth Underwriters, Inc. and its medical malpractice affiliate, Physhield Insurance Exchange, a Risk Retention Group (Physhield).  Phyhealth Underwriters served as the attorney-in-fact (management company) for Physhield.  Physhield was authorized under the Federal Liability Risk Retention Act of 1986 and is organized as a reciprocal insurer licensed as an association captive domiciled in the state of Nevada.  Phyhealth’s insurance programs are designed to reduce and stabilize the physician’s medical malpractice liability insurance premiums by ensuring that over time the physicians pay the actual cost of their own risk. Physhield has not written any business since its inception and the Company has suspended Physhield’s operations in order to recover the capital invested in Physhield to meet the Company’s capital needs for developing additional sleep centers and for corporate expenses.  However, Phyhealth Underwriters will continue to explore medical malpractice opportunities using other risk retention groups or alternative captive insurance structures.

Through its community health plan operations, the Company intends to expand its product offerings to include ownership of local healthcare facilities, systems for processing physician reimbursement claims, and electronic medical records among other products and services that would be designed to increase physicians’ income, reduce their expenses and add to their net worth.  Part of this plan was initiated in October 2010 when the Company incorporated a wholly owned subsidiary named Phyhealth Sleep Care Corporation (Sleep Care) and entered into an agreement with an individual operator to open a series of sleep care centers over the next year.  In November 2010 Sleep Care initiated the development of a 2 bed diagnostic sleep center in Longmont, Colorado and purchased the assets and assumed certain liabilities of an existing 2 bed diagnostic sleep care center in Denver, Colorado.    In January 2011, the Denver facility was expanded to 4 beds.

The Company’s offerings are designed to take advantage of opportunities available after the recent enactment of the Patient Protection and Affordable Care Act (PPACA) signed into law March 2010.  Phyhealth’s community health plan, particularly when integrated with its unique medical malpractice insurance program, is designed to provide high quality, affordable healthcare insurance coverage to the broadest segment of patients in the community and to fully comply with the new PPACA and other applicable state and federal regulations.

Liquidity - The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company and its ability to meet its ongoing obligations. The Company has a net loss of $199,480 and net cash used in operations of $317,340 for three months ended March 31, 2011 and a positive working capital, stockholders’ equity and a accumulated deficit of $338,851, $1,150,460 and $835,168 , respectively, at March 31, 2011.  However, the operations of Phyhealth Sleep Care started generating revenue in the three months ended March 31, 2011.

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited
For the three months ended March 31, 2011 and 2010

These conditions, as well as the conditions noted below, were considered when evaluating the Company’s liquidity and its ability to meet its ongoing obligations. These unaudited consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

Management plans to utilize a combination of cash flow opportunities to provide for the continuation of the entity as a going concern.  They believe the entrance into the sleep care facilities will not only produce the Company’s first revenues in 2011 but it will very quickly become self supporting and provide a positive cash flow.  While this cash flow will be modest at first, management believes it will quickly grow to provide a significant positive cash flow in future years.  While the sleep care business is maturing, management will fund the needed cash flow by selling its current marketable investments, including recovering the capital surplus loaned to Physhield estimated to be $400,000 net of expenses.  While management believes that this plan will provide the cash flow necessary to continue as a going concern, no assurances can be made that its plan will be successful.

Use of Estimates in Financial Statements - The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these consolidated financial statements include the allowance for the loan due from related party, the allowance for contractual discounts and doubtful accounts, the impairment of long lived assets, valuation of securities, the carrying amount of goodwill from the investment in Underwriters, the allocation of service expenses to Underwriters, the valuation of stock and options issued for services, and the valuation allowance on deferred tax assets.

Revenues and allowances – For the Company’s Sleep Care operations, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price to the patient is fixed or determinable, and collectability is reasonably assured. The Company recognizes revenues in the period in which services are performed and billed to the patient or third party insurer. Patient accounts receivable primarily consist of amounts due from third party insurers and patients. Amounts the Company receives for treatment of patients is generally covered by third party insurers such as health maintenance organizations, preferred provider organizations and other private insurers and are generally less than the Company’s established billing rates. Accordingly, the revenues and related patient accounts receivable reported in the Company’s consolidated financial statements are recorded at the net amount expected to be received.

The Company derives a significant portion of its revenues from third party insurers that receive discounts from our standard charges. The Company must estimate the total amount of these discounts to prepare its consolidated financial statements. The various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and adjustment. The Company estimates the allowance for contractual discounts on a payer-specific basis given its interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management. Changes in estimates related to the allowance for contractual discounts affect revenues reported in the Company’s consolidated statements of operations in the period of the change.

Management has recorded estimates for doubtful accounts, which may be sustained in the collection of these receivables. Although estimates with respect to realization of the receivables are based on management’s knowledge of current events, the Company’s collection history, and actions it may undertake in the future, actual collections may ultimately differ substantially from these estimates. Receivables are written off when all legal actions have been exhausted.

At March 31, 2011, patient accounts receivable were presented net of an allowance for contractual discounts of $37,860.

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited
For the three months ended March 31, 2011 and 2010

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

2. CONVERTIBLE NOTE RECEIVABLE AND INVESTMENTS IN SECURITIES

Investments made by the Company were made in debt and equity securities of companies.   The investments at March 31, 2011 are as follows:

Convertible Note Receivable:

Convertible Note from AccessKey IP, Inc. (AccessKey) – In November 10, 2010 Spin-off, the Company received 1) an AccessKey note receivable with a face value of $640,000, and 2) warrants to purchase 75 million shares of AccessKey common stock at a total exercise price of $100, with an expiration date of December 31, 2013 (see non-marketable securities below).  Of the $640,000 face value on the note receivable, $300,000 is convertible at the holder’s option into AccessKey common stock at a 50% discount to the market as computed under the provisions within the note.  The Company has evaluated the collectibility of note, and because of the 50% conversion discount, the Company’s risk of loss is substantially mitigated such that the note can always be converted into a minimum of $600,000 worth of AccessKey common stock.  Therefore, prior to November 10, 2010, management established a $40,000 reserve for the portion of the investment at risk to loss.  Management does not expect to convert and sell any of the shares from this convertible note receivable in the next year and therefore the asset has been classified as long-term.

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

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited
For the three months ended March 31, 2011 and 2010

Marketable Equity Securities:

AccessKey Common Stock– As described above, the Company received 15 million shares of AccessKey common stock in the November 10, 2010 Spin-off.  Based on the market value of these shares at March 31, 2011, an unrealized loss of $4,200 and $0 is reflected in the unaudited consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2011 and 2010, respectively.  The fair value of these securities as of March 31, 2011 reflected in the accompanying unaudited consolidated balance sheet is $6,000.  These securities were valued using the OTC closing price on March 31, 2011.

ZST Digital Networks, Inc. Common Stock – In November 10, 2010 Spin-off, the Company received 75,000 shares of common stock in ZST Digital Networks, Inc. (ZST Digital), a Chinese supplier of optical and digital network equipment, listed as ZSTN on NASDAQ.

During the three months ended March 31, 2011, the Company sold shares of ZST Digital common stock with a market value of $427,486, receiving proceeds after selling costs of $423,543 realizing a gain of $147,855.  In addition, an unrealized loss of $59,357 and $0 is reflected in the unaudited consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2011 and 2010, respectively.  The fair value of the remaining securities as of March 31, 2011 reflected in the accompanying unaudited, consolidated balance sheet is $29,350.

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

Based on the OTC market price of the stock currently held by the Company, an unrealized loss of $10,350 and $0 is reflected in the unaudited consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2011 and 2010, respectively.  The fair value of these securities as of March 31, 2011 reflected in the accompanying unaudited consolidated balance sheet is $24,150.

Non-Marketable Securities:

AccessKey warrants – As described above, the Company recorded warrants to purchase 75 million shares of AccessKey common stock.  These warrants are considered non-marketable and accounted for at cost less any impairment since there is no readily determinable market value.  These warrants were recorded at the $77,500 at the time of the Spin-off and were subsequently evaluated for other than temporary impairment.  At March 31, 2011, the warrants were valued at the end of the quarter using the Black-Scholes model assuming a risk-free rate of 1.52%, a volatility rate of 225.4%, expected maturity of 3.75 years, and expected dividend of 0%.  No impairment was deemed appropriate at March 31, 2011.

Bio-Matrix Scientific Group, Inc. (Bio-Matrix) Preferred Stock – As described above the Company acquired 25,000 shares of non-convertible preferred stock in Bio-Matrix.  These shares were recorded at a zero cost basis.

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited
For the three months ended March 31, 2011 and 2010

Common stock - MLH Investments, Inc (MLH) – On November 10, 2010 the Company acquired PHYH’s interest in 100,000 restricted common shares of Wound Management Technologies, Inc. (WNDM) common stock that was provided to PHYH as a result of a previous loan made to MLH.  The Company also received a put option requiring MLH to purchase 75,000 shares of the WNDM stock at $3.00 per share upon notice by the Company between September 15, 2009 and October 15, 2009.  Although the original loan was repaid, MLH and WNDM have refused to honor the terms of these other instruments and have not issued the 100,000 shares of WNDM common stock to the Company and have not paid the $225,000 due upon the Company’s exercise of the Put Option. The Company believes the terms are legally enforceable and has filed a lawsuit against MLH Investments, its Chairman, WNDM and other parties.  However, the Company has not recorded the stock in these financial statements since a positive outcome to this dispute cannot be reasonably assured.

Note Receivable and warrants from Bottled Water Media (BWM) - On November 10, 2010 the Company acquired PHYH’s interest in a note receivable of $250,000 in BWM in the form of a secured original issue discount promissory note with a face value of $287,500, including interest, with a maturity date of December 29, 2009, collateralized by the intellectual property of BWM and the Chief Executive Officer’s personal guarantee. Part of the compensation to the Company includes warrants to purchase 7% of the BWM’s common stock and 7% of the BWM’s preferred stock for $200,000, which expires on December 29, 2012.  Since BWM is a privately held development stage company with no revenues or sales contracts and no indicators of common stock value, the warrant received was valued at zero for accounting purposes and no interest or loan fee income was recognized.  Since the warrants are accounted for at cost for this non-marketable security, there is no change in recorded value as of March 31, 2011.  BWM has the right to repurchase 50% of the Warrants from the Company for $500,000.  The Company is also entitled to future advertising through BWM at BWM’s cost for a period of 24 months not to exceed $250,000 or 25% of BWM’s annual revenues.

Since BWM is in default on this note receivable, default interest rates of 27% started to accrue, the warrant to purchase 7% of BWM’s common stock and preferred stock increased to 20% and the exercise price was reduced to $100.  BWM is in the process of raising funds that, if successful, all or a portion of the funds raised will be used to pay this debt.    While the Company’s management remains hopeful that they will be repaid their investment and earnings from this note receivable, due to the uncertainty of BWM’s ability to raise funds and BWM’s lack of established operations, the Company has maintained a 100% reserve that was established prior to November 10, 2010 acquisition of this investment in BWM and no interest income is being accrued on the note receivable.

3.  FAIR VALUE MEASUREMENTS

Marketable Equity Securities

As of March 31, 2011 the Company’s investments in marketable equity securities are based on the March 31, 2011 stock price as reflected in the OTC markets, reduced by a discount factor if those shares have selling restrictions.  These marketable equity securities are summarized as follows:

	Equity Securities Cost	Aggregate Unrealized Gains (Loss)	Equity Securities Aggregated Fair Value
Marketable Equity Securities-Available for Sale:
AccessKey IP, Inc.	$94,500	$(88,500)	$6,000
Bio-Matrix Scientific Group, Inc.	105,000	(80,850)	24,150
ZST Digital Networks, Inc.	19,696	9,654	29,350
Total Marketable Equity Securities-Available for Sale	$219,196	$(159,696)	$59,500

The unrealized gains (losses) are presented in comprehensive losses in the consolidated statements of operations and comprehensive loss.

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited
For the three months ended March 31, 2011 and 2010

The levels of the fair value measurements for marketable equity securities are summarized as follows:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable Equity Securities – December 31, 2010	$34,500	$-	$522,450

Sale of equity securities	-	-	(423,543)

Total unrealized gains (losses)
Included in other comprehensive income	(10,350)	-	(63,557)

Marketable Equity Securities – March 31, 2011	$24,150	$-	$35,350

Non-Marketable Securities:

The March 31, 2011 fair value of the non-marketable securities based on the Black-Scholes model is summarized as follows:

	Equity Securities Cost	Aggregate Unrealized Gains (Losses)	Equity Securities Aggregated Fair Value

AccessKey IP, Inc. warrants	$77,500	$(47,500)	$30,000

The levels of the fair value measurement for the non-marketable securities are summarized as follows:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-Marketable Securities– December 31, 2010			$51,000

Total unrealized losses			(21,000)

Non-Marketable Securities– March 31, 2011	$-	$-	$30,000

4. RELATED PARTIES

Underwriters is the attorney in fact for Physhield (see Note 1) and the Parent company has received the surplus note in the November 10, 2010 Spin-off.  Physhield also owes the Company $252,874 of accrued interest, $87,358 for a start-up loan and $619,646 of shared expenses as described in the preceding paragraphs, for a total of $959,878.  The collectability of these amounts are dependent on Physhield’s ability to pay this debt assuming Physhield can underwrite and enroll an appropriate number of physician subscribers and assuming the reimbursement of all or part of these expenses would be approved by the Physhield Subscriber Advisory Committee that will be reconstituted to include physician subscribers.  Due to the uncertainty of this occurring, the Company has reserved 100% of these receivables.  The Company is also owed $362,251 evidenced by a surplus note and accrued interest receivable from Physhield.  These amounts are considered collectible since Physhield has liquid assets in excess of the amount owed.  Subsequent to March 31, 2011, the Company applied to the Department of Insurance for Physhield to voluntarily surrender its Certificate of Authority and expects to receive the refund during 2011.

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited
For the three months ended March 31, 2011 and 2010

The Company has contracted with NextPath Partners, LLC (NextPath) to provide full-time marketing and related services for $7,500 per month to support the introduction and sales of Physhield’s medical malpractice products, particularly in Maryland and the District of Columbia.  Services include website development and maintenance, product development, communications, direct marketing to physicians and the development of marketing materials to support Physhield’s Managing General Agent, Palumbo Insurance Associates.  NextPath has also been engaged by the Company to provide substantially the same full-time marketing services to Phyhealth Sleep Care Corporation.  NextPath will not receive additional compensation for the services for Sleep Care over and above the $7,500 per month contracted amount. NextPath is owned and operated by the spouse of the President and CEO of the Company.  NextPath has more than twenty years executive management experience in target marketing for a Fortune 500 media corporation and complies with the Company’s Related Parties Policy.  Based on a mutual agreement, NextPath did not provide services in February and March of 2011 and consequently was only paid $7,500 and $0 for the three months ended March 31, 2011 and 2010, respectively.

5.  CAPITAL LEASES

The Company entered into a capital lease on January 14, 2011 for $85,928 of sleep care medical equipment for location opened in Denver, Colorado.  The lease requires the Company to pay monthly principal and interest payments of $3,218 per month for 30 months starting in July 2011 and ending December 2013.  The lease has an implicit interest rate of 6.6%.

The Company also has a capital lease on the sleep care medical equipment for its Longmont, Colorado location that requires the Company to pay monthly principal and interest payments of $1,287 per month through August 2013.  The lease has an implicit interest rate of 14.2%.

Total minimum lease payments under all capital leases are summarized as follows:

Year ended March 31:
2012	$44,413
2013	54,069
2014	35,402
Total minimum lease payment	133,884
Interest portion of minimum lease payments	(15,095)
Present value of minimum lease payments	118,789
Less: current portion of capital lease	(35,405)
Capital lease, net of current portion	$83,384

6.  LITIGATION

One of the Company’s investors has initiated litigation claiming that the August 2008 conversion of their convertible debentures into Series B Preferred shares should be voided since they believe their Investment Advisor also represented the Company at that time.  The investment advisor and the Company deny that there was any conflict of interest or wrongdoing in this conversion.

If the conversion is declared to be void, the investor seeks judgment on the convertible debenture, in an amount of approximately $263,000.  The management team believes this case is without merit and has asked legal counsel to vigorously contest this matter.  Legal counsel filed a motion to dismiss this case.  The plaintiff filed an amended complaint. After discovery, legal counsel plans on filing a motion for summary judgment, as it sees no factual basis for the complaint. The Company’s management believes it will successfully defend this claim and does not believe that the outcome of this litigation will have a material impact to the Company’s consolidated financial statements.  No liability has been recorded in the Company’s consolidated financial records regarding this litigation.

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements.

The purpose of this discussion is to provide an understanding of the financial results and condition of Phyhealth Corporation (Company) and to also describe the plans for future growth and expansion.

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

Operational Overview:

The Company has been a dormant shell during 2008, 2009 and most of 2010.  The Company was created to receive the business, operating assets and liabilities of PHMG under a spin-off where shares of the Company are distributed to the stockholders of PHMG and both PHMG and the Company became independent publicly traded companies.  That spin-off occurred on November 10, 2010.

During the first quarter of 2011, the Company received its first revenues from services provided by its wholly owned subsidiary Phyhealth Sleep Care Corporation as more fully described below.  The receipt of these revenues means that the Company is no longer a “development stage enterprise” for financial accounting purposes.  Although several portions of the business plan are still to be implemented, it is now considered to be an operating entity.

The Company will continue to market two primary products to physicians and physician groups.  The first product is the development of community health plans that are owned and operated in partnership with the participating physicians.  The Company’s community health plans are structured to integrate all the financial and reimbursement components of healthcare delivery; align the financial incentives of all participants; and empower physicians to assume end-to-end management of healthcare for their patients. The Phyhealth community health plan model is built on the foundation of the physician-patient relationship and rewards physicians for proactively providing the preventative care necessary to keep their patients healthy and for closely managing the ongoing care necessary for patients who suffer from chronic disorders to stabilize their health status.

The second product is a medical malpractice liability insurance program for physicians and physician groups marketed through its subsidiary, Phyhealth Underwriters, Inc. and its medical malpractice affiliate, Physhield Insurance Exchange, a Risk Retention Group (Physhield).  Phyhealth Underwriters served as the attorney-in-fact (management company) for Physhield which was authorized under the Federal Liability Risk Retention Act of 1986 and organized as a reciprocal insurer licensed as an association captive domiciled in the state of Nevada.  Physhield’s insurance programs are designed to reduce and stabilize the physician’s medical malpractice liability insurance premiums by ensuring that over time the physicians pay the actual cost of their own risk. Physhield has not written any business since its inception and the Company has suspended Physhield’s operations in order to recover the capital invested in Physhield to meet the Company’s capital needs for developing additional sleep centers and for corporate expenses.  However, Phyhealth Underwriters will continue to explore medical malpractice opportunities using other risk retention groups or alternative captive insurance structures.

Through its community health plan operations, the Company intends to expand its product offerings to include ownership of local healthcare facilities, systems for processing physician reimbursement claims, and electronic medical records among other products and services that would be designed to increase physicians’ income, reduce their expenses and add to their net worth.  Part of this plan was initiated in October 2010 when the Company incorporated a wholly owned subsidiary named Phyhealth Sleep Care Corporation (Sleep Care) and entered into an agreement with an individual operator to open a series of sleep care centers over the next year.  In November 2010 Sleep Care initiated the development of a 2 bed diagnostic sleep center in Longmont, Colorado and purchased the assets and assumed certain liabilities of an existing 2 bed diagnostic sleep care center in Denver, Colorado.    In January 2011, the Denver facility was expanded to 4 beds.

The Company’s offerings are designed to take advantage of opportunities available after the recent enactment of the Patient Protection and Affordable Care Act (PPACA) signed into law March 2010.  Phyhealth’s community health plan, particularly when integrated with its unique medical malpractice insurance program, is designed to provide high quality, affordable healthcare insurance coverage to the broadest segment of patients in the community and to fully comply with the new PPACA and other applicable state and federal regulations.

Results of Operations for the three months ending March 31, 2011 compared to the three months ending March 31, 2010

As described above, the Company had no operations prior to the spin-off on November 10, 2010.  Consequently, discussion will be limited to the nature of the revenues earned and expenses incurred in the three months ended March 31, 2011.

Sleep care operations – three months ended March 31, 2011:

The sleep care service revenue recognized for the three months ended March 31, 2011 was mostly through the branch opened in Longmont, Colorado.  The Denver branch opened in late January but took some time to become operational.

The sleep care operating expenses of $109,521 included $82,908 of medical professional fees incurred in the set-up of the two branches and the patient treatments once operations began.  These operating expenses also included rent expense of $17,878.  In the future, management expects the percentage of medical professional fees compared to revenue to be much smaller.

Corporate expenses – three months ended March 31, 2011:

Officer and director compensation of $79,901 was incurred in accordance with the employment contracts of the two executive officers of the Company.

Consulting and professional fees totaled $100,206 in the three months ended March 31, 2011 and consisted mostly of legal, audit and accounting fees incurred in the completion of the Company’s Form 10K and other day to day operating matters.

Bad debt expense of $29,917 for the three months ended March 31, 2011 was a result of recording the allowance for doubtful accounts for all costs due to the Company by Physhield.  Since the management team has requested the Physhield Risk Retention Group be terminated and all net assets be returned to the Company, the company does not expect these costs to be reimbursed.

The Company’s general and administrative expenses totaling $80,591 consists mostly of $20,786 in travel, $11,343 of insurance, $7,447 of depreciation, and various office expenses totaling $27,301.

Liquidity and Capital Resources

The Company’s cash and liquidity resources have been provided by the assets received in the November 10, 2010 spin-off.  As of the date of the spin-off, the Company received $118,127 in cash and $1,061,000 of marketable equity securities and a surplus note receivable.  During the three months ended March 31, 2011, management sold a portion of the marketable equity securities for $423,543.  These funds have been used to fund the start up of Phyhealth sleep centers and to meet general corporate expenses.

In order to continue to meet the cash needs, management has requested the liquidation of Physhield, a Risk Retention Trust.  This will provide the necessary cash for the repayment of surplus notes receivable held by the Company.  The Company expects to receive approximately $400,000 in the second quarter of 2011 from this liquidation.

Management believes that its short and long-term needs for working capital, capital expenditures, new facilities and acquisitions will be satisfied by a combination of the proceeds from the investments currently held, the funds generated from future operations and additional capital raised from investors.  However, there is no guarantee that additional capital can be raised, that current investments will provide adequate capital or that operations can produce enough cash flow to sustain the Company over the long-term.

Off-Balance Sheet Arrangements

None

Debt and Contractual Obligations

As a result of the spin-off on November 10, 2010, the Company assumed the two employment agreements, one with its President/Chief Executive Officer/Chairman of the Board (CEO), the other with its Vice President, Chief Operating Officer and Corporate Director (COO).  Both agreements are effective upon signing and expire on December 31, 2012.  The base salary of the two agreements total $270,000, with combined escalation clauses up to $900,000 if certain revenue, equity and profit milestones are met.

The Company also assumed a lease for its current corporate office space which was renewed in April 2011.  The revised lease extends through May 31, 2014 requiring monthly lease payments of $3,459 for the first year and annual increases of 4% for the succeeding years.

The Company is obligated to make monthly lease payments for two sleep center facilities in Colorado.  The lease payments are a combined $5,950 per month through November 2011 and then $4,150 per month through January 2012.

The Company is also obligated to monthly payments under two equipment capital leases totaling $4,505 per month through August 2013 and then $3,218 per month through December 2013.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. On an ongoing basis we re-evaluate our judgments and estimates including those related to bad debts, investments and income taxes. We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Our estimates are guided by observing the following critical accounting policies.

Patient Revenues:

The Company recognizes revenues in the period in which services are performed and billed to the patient or third party insurer. Amounts the Company receives for treatment of patients is generally covered by third party insurers and is generally less than the Company’s established billing rates. Accordingly, the revenues and related accounts receivable reported in the Company’s consolidated financial statements are recorded at the net amount expected to be received.

The Company derives a significant portion of its revenues from third party insurers that receive discounts from our standard charges. The Company must estimate the total amount of these discounts to prepare its consolidated financial statements. The various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and adjustment. The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management. Changes in estimates related to the allowance for contractual discounts affect revenues reported in the Company’s consolidated statements of operations in the period of the change.

Allowance for loans:

Phyhealth's predecessor loaned funds to several companies and have subsequently recorded a 100% allowance on those investments because the uncertainty regarding the investee’s ability to repay the loan.  However, if those investees are able to repay the loan it would create material expense recovery to the Company’s financial statements.  In one such investment, Phyhealth, as the successor, is entitled to 20% of the company for $100 and could gain much more than the original investment by having a 20% ownership interest in the company along with the intellectual property it possesses.

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

None

SIGNATURES (*)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYHEALTH CORPORATION

Date: May 16, 2011	By:	/s/ Robert L Trinka
Robert L. Trinka,
Chairman, President, CEO,
Principal Executive Officer and Principal Financial

Date: May 16, 2011	By:	/s/ Fidel Rodiguez
Fidel Rodriguez,
V.P./Chief Operating Officer, Director and Treasurer