Form 10-Q
period 2011-06-30
PHYHEALTH Corp
filed 2011-08-15
CIK 1472174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of outstanding shares of the registrant's common stock, par value $.0001, was 6,604,312 as of August 11, 2011.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Phyhealth Corporation

Consolidated Financial Statements

For the six months ended June 30, 2011 and 2010

Phyhealth Corporation and Subsidiaries

Phyhealth Corporation and Subsidiaries
Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
ASSETS	(unaudited)
Current assets:
Cash	$140,762	$112,087
Patient accounts receivable, net	70,404	-
Current portion of convertible note receivable	-	23,052
Marketable equity securities	26,125	556,950
Surplus notes and interest receivable due from related party	-	362,251
Due from related party	-	21,997
Other current assets	5,500	4,500
Total current assets	242,791	1,080,837

Convertible note receivable, net of current portion, net of $40,000 allowance	600,000	576,948
Non-marketable equity securities	77,500	77,500
Furniture and equipment, net	218,139	46,755
Website costs, net	1,651	2,839
Other assets	5,708	2,533
Total assets	$1,145,789	$1,787,412

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$56,261	$26,889
Accrued payroll liabilities	58,217	36,647
Note payable to related party	50,000	50,000
Current portion of capital leases	66,767	16,735
Margin loan, secured by marketable equity securities	-	137,609
Total current liabilities	231,245	267,880

Capital leases, net of current portion	134,357	18,257
Total Liabilities	365,602	286,137

Contingencies & Commitments (Note 5, 6 and 7)

EQUITY:
Phyhealth Corporation stockholders' equity:
Common stock, $0.0001 par value, 40,000,000 authorized,
6,604,312 issued and outstanding at June 30, 2011 and December 31, 2010	660	660
Preferred stock, 10,000,000 authorized, $0.0001 par value,
Series A convertible preferred stock, 5,000,000 designated, 3,240,008
shares issued and outstanding at June 30, 2011 and December 31, 2010	324	324
Series B convertible preferred stock, 5,000,000 designated, 622,332
shares issued and outstanding at June 30, 2011 and December 31, 2010	62	62
Additional paid-in capital	2,144,278	2,144,278
Accumulated deficit	(1,118,971)	(635,688)
Accumulated other comprehensive income -unrealized gain (loss) on marketable equity securities	(173,375)	62,066
Total Phyhealth Corporation stockholders' equity	852,978	1,571,702
Noncontrolling interest	(72,791)	(70,427)
Total equity	780,187	1,501,275
Total liabilities and equity	$1,145,789	$1,787,412

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phyhealth Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss - Unaudited

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Sleep care service revenue, net	$131,020	$-	$184,263	$-

Operating expenses:
Officer and directors compensation	108,845		188,746
Consulting and professional fees	114,481		214,687
Sleep center operating expense	78,897		188,418
Bad debt expense	-		29,917
General and administration	163,126	7,803	243,717	10,973
Total operating expense	465,349	7,803	865,485	10,973
Loss from operations	(334,329)	(7,803)	(681,222)	(10,973)

Other income (expenses):
Interest expense	(3,419)		(6,126)
Gain on settlement of note receivable	60,624		60,624
Realized gain (loss) on sale of securities	(6,778)		141,077

Net loss	(283,902)	(7,803)	(485,647)	(10,973)
Add: net loss attributable to noncontrolling interest	99		2,364
Net loss attributable to Phyhealth Corporation and Subsidiaries	$(283,803)	$(7,803)	$(483,283)	$(10,973)
Net loss per share - basic and diluted	$(0.04)	$(7.80)	$(0.07)	$(10.97)

Weighted average shares outstanding - basic and diluted	6,604,312	1,000	6,604,312	1,000

Net loss	$(283,902)	$(7,803)	$(485,647)	$(10,973)
Unrealized investment holding loss	(20,457)	-	(94,364)	-
Less: reclassification adjustment for gains included in net loss	6,778	-	(141,077)	-
Comprehensive loss	(297,581)	(7,803)	(721,088)	(10,973)
Net loss attributable to noncontrolling interest	99	-	2,364	-
Comprehensive loss attributable to Phyhealth Corporation and Subsidiaries	$(297,482)	$(7,803)	$(718,724)	$(10,973)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phyhealth Corporation and Subsidiaries
Consolidated Statements of Changes in Equity - Unaudited
For the six months ended June 30, 2011

									Accumulated	Phyhealth
	Series A		Series B				Additional		Other	Corporation	Non-
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Stockholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interest	Equity

Balance- December 31, 2010	3,240,008	$324	622,332	$62	6,604,312	$660	$2,144,278	$(635,688)	$62,066	$1,571,702	$(70,427)	$1,501,275

Unrealized loss on marketable equity securities	-	-	-	-	-	-	-	-	(235,441)	(235,441)	-	(235,441)

Net loss for six months ended June 30, 2011	-	-	-	-	-	-	-	(483,283)	-	(483,283)	(2,364)	(485,647)
Balance- June 30, 2011	3,240,008	$324	622,332	$62	6,604,312	$660	$2,144,278	$(1,118,971)	$(173,375)	$852,978	$(72,791)	$780,187

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phyhealth Corporation and Subsidiaries
Consolidated Statements of Cash Flows - Unaudited

	Six months ended
	June 30,
	2011	2010
Cash from operating activities:
Net loss attributable to Phyhealth Corporation and Subsidiaries	$(483,283)	$(10,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to noncontrolling interests	(2,364)	-
Gain on sale of equity securities	(141,077)	-
Gain on sale of surplus note receivable	(60,624)
Bad debt expense	29,917	-
Depreciation and amortization	16,603	-
Changes in operating assets and liabilities:
Accounts receivable, net	(70,404)	-
Other current assets	(1,000)	-
Other assets	(3,175)	-
Accounts payable and accrued liabilities	33,028	2,470
Accrued payroll liabilities	21,570	-
Due from related party	(7,920)	8,503
Net cash used in operating activities	(668,729)	-

Cash flows from investing activities:
Proceeds from sale of marketable securities	436,462	-
Purchase of furniture and equipment	(17,993)	-
Proceeds from surplus note receivable	422,875
Net cash provided by investing activities	841,344	-

Cash flows from financing activities:
Repayment of margin loan	(137,609)	-
Repayment of capital lease	(6,331)	-
Net cash used in financing activities	(143,940)	-

Net increase in cash	28,675	-
Cash, beginning of period	112,087	-
Cash, end of period	$140,762	$-

Supplemental disclosures of cash flow information:
Cash paid for interest paid	$2,467	$-
Cash paid for income taxes paid	$-	$-
Unrealized loss on investments	$94,364	$-
Equipment purchased under capital lease	$168,806	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited
For the six months ended June 30, 2011 and 2010

1.  BASIS OF PRESENTATION, ORGANIZATION, PRINCIPLE OF CONSOLIDATION AND NATURE OF BUSINESS AND CURRENT OPERATIONS, AND GOING CONCERN.

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

The operations of PHYH that were the subject of the Spin-off have been in the development stage up to and through the date of the Spin-off, and continues to be in the development stage through December 31, 2010.  During the six months ended June 30, 2011, the Company recognized the first revenue from operations and is no longer in the development stage.

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

Subsidiaries – As part of the Spin-off described below, Phyhealth acquired PHYH’s ownership interest in the following subsidiaries:

Phyhealth Underwriters, Inc. - On July 1, 2005, Phyhealth Underwriters, Inc. (Underwriters) was incorporated in the state of Illinois.  On December 12, 2005 it was redomesticated by incorporating in Nevada.  It was originally owned equal between two partners.  On February, 27, 2009 the Company purchased an additional 42.5% (1,062 shares) of the common stock of Phyhealth Underwriters, Inc. (Underwriters) for a total of 92.5% ownership from its joint venture partner, Atlas Insurance Management (Atlas).  Underwriters was created to act as the legally required Attorney-in-fact for risk retention groups such as the one formed by the Company and Atlas named “Physhield Insurance Exchange, a Risk Retention Group” (Physhield), a Nevada domiciled Association Captive.  Underwriters was the Attorney-in fact for Physhield, but Physhield was liquidated between April and June of 2011 as described below.

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

Phyhealth Sleep Care Corporation - On September 29, 2010, Phyhealth Sleep Care Corporation (Phyhealth Sleep Care) was incorporated in the state of Delaware in order to own and operate sleep care facilities.  Currently, they have centers in operation in Colorado and Virginia.

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited
For the six months ended June 30, 2011 and 2010

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

The second product is a medical malpractice liability insurance program for physicians and physician groups marketed through its subsidiary, Phyhealth Underwriters, Inc. (Underwriters).  Underwriters previously served as the attorney-in-fact (management company) for Physhield.  However, because Physhield had not written any business since its inception, the Company suspended Physhield’s operations in order to recover the capital invested in Physhield to meet the Company’s capital needs for developing additional sleep centers and for corporate expenses.  However, Phyhealth Underwriters will continue to explore medical malpractice opportunities using other risk retention groups or alternative captive insurance structures.

Through its community health plan operations, the Company intends to expand its product offerings to include ownership of local healthcare facilities, systems for processing physician reimbursement claims, and electronic medical records among other products and services that would be designed to increase physicians’ income, reduce their expenses and add to their net worth.  Part of this plan was initiated in October 2010 when the Company incorporated a wholly owned subsidiary named Phyhealth Sleep Care Corporation (Sleep Care) and entered into an agreement with an individual operator to open a series of sleep care centers over the next year.  In November 2010 Sleep Care initiated the development of a 2 bed diagnostic sleep center in Longmont, Colorado and purchased the assets and assumed certain liabilities of an existing 2 bed diagnostic sleep care center in Denver, Colorado.    In January 2011, the Denver facility was expanded to 4 beds.  In June 2011 Sleep Care opened a 4 bed diagnostic sleep center in Virginia.

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

Going Concern - The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company and its ability to meet its ongoing obligations. The Company has a net loss of $483,283 and net cash used in operations of $668,729 for six months ended June 30, 2011 and a positive working capital, stockholders’ equity and a accumulated deficit of $11,546, $852,978 and $1,118,971, respectively, at June 30, 2011. These factors raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time. However, the operations of Phyhealth Sleep Care started generating revenue in the six months ended June 30, 2011.

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

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited
For the six months ended June 30, 2011 and 2010

Management plans to utilize a combination of cash flow opportunities to provide for the continuation of the entity as a going concern.  They believe the entrance into the sleep care facilities will not only produce the Company’s first revenues in 2011 but it will very quickly become self supporting and provide a positive cash flow.  While this cash flow will be modest at first, management believes it will quickly grow to provide a significant positive cash flow in future years.  While the sleep care business is maturing, management will fund the needed cash flow by selling its current marketable investments and obtaining additional financing for the company.  While management believes that this plan will provide the cash flow necessary to continue as a going concern, no assurances can be made that its plan will be successful.

Use of Estimates in Financial Statements - The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these consolidated financial statements include the allowance for contractual discounts and doubtful accounts, the impairment of long lived assets, valuation of securities, the allocation of service expenses to Underwriters, the valuation of stock and options issued for services, and the valuation allowance on deferred tax assets.

Revenues, Patient Accounts Receivable and Allowances – For the Company’s Sleep Care operations, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price to the patient is fixed or determinable, and collectability is reasonably assured. The Company recognizes revenues in the period in which services are performed and billed to the patient or third party insurer. Patient accounts receivable primarily consist of amounts due from third party insurers and patients. Amounts the Company receives for treatment of patients is generally covered by third party insurers such as health maintenance organizations, preferred provider organizations and other private insurers and are generally less than the Company’s established billing rates. Accordingly, the revenues and related patient accounts receivable reported in the Company’s consolidated financial statements are recorded at the net amount expected to be received.

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

Management may record estimates for doubtful accounts, which may be sustained in the collection of these receivables. Although estimates with respect to realization of the receivables are based on management’s knowledge of current events, the Company’s collection history, and actions it may undertake in the future, actual collections may ultimately differ substantially from these estimates. Receivables are written off when all legal actions have been exhausted.

At June 30, 2011, patient accounts receivable were presented net of an allowance for contractual discounts of $115,357.

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company.

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited
For the six months ended June 30, 2011 and 2010

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

2. CONVERTIBLE NOTE RECEIVABLE AND INVESTMENTS IN SECURITIES

Investments made by the Company were made in debt and equity securities of companies.   The investments at June 30, 2011 are as follows:

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

Marketable Equity Securities:

AccessKey Common Stock– As described above, the Company received 15 million shares of AccessKey common stock in the November 10, 2010 Spin-off.  Based on the market value of these shares at June 30, 2011, an unrealized loss of $4,200 and $0 is reflected in the unaudited consolidated statements of operations and comprehensive income (loss) for the six and three months ended June 30, 2011, respectively.  There was no unrealized gain or loss reflected in the unaudited consolidated statements of operations and comprehensive income (loss) for the six and three months ended June 30, 2010.  The fair value of these securities as of June 30, 2011 reflected in the accompanying unaudited consolidated balance sheet is $6,000.  These securities were valued using the OTC closing price on June 30, 2011.

ZST Digital Networks, Inc. Common Stock – In the November 10, 2010 Spin-off, the Company received 75,000 shares of common stock in ZST Digital Networks, Inc. (ZST Digital), a Chinese supplier of optical and digital network equipment, listed as ZSTN on NASDAQ.

During the six and three months ended June 30, 2011, the Company sold shares of ZST Digital common stock with a market value of $440,699 and $13,212, respectively, receiving proceeds after selling costs of $436,462 and $12,918, respectively, and realizing a gain of $141,077 and a loss of $6,778, respectively.  There were no sales during the six and three months ended June 30, 2010.  All shares of this stock was sold as of June 30, 2011 and all gains and losses have been realized.

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited
For the six months ended June 30, 2011 and 2010

Bio-Matrix Scientific Group, Inc. (Bio-Matrix) Common Stock – In the November 10, 2010 Spin-off, the Company received 1,150,000 common shares and 25,000 of non-convertible preferred shares of Bio-Matrix Scientific Group (Bio-Matrix).  Bio-Matrix is an OTCBB company listed as BMSN.  This investment in common stock is classified as available for sale by management and presented as short-term because the shares are expected to be sold in the next twelve months.   The preferred shares are non-marketable and valued at zero cost (see below).  There is a possibility that the Company could receive an additional 150,000 shares of Bio-Matrix common stock that Bio-Matrix issued to another entity under the original PHYH purchase agreement as compensation for a business transaction that never materialized.  Since that transaction never materialized, the Company believes that they should receive the shares of Bio-Matrix common stock issued to that entity.  However, those shares have not been recognized in these consolidated financial statements nor included in the fair value disclosure herein, because it is not reasonably assured that they will receive those shares.

Based on the OTC market price of the stock currently held by the Company, an unrealized loss of $14,375 and $4,025 is reflected in the comprehensive income (loss) portion of the unaudited consolidated statements of operations and comprehensive income (loss) for the six and three months ended June 30, 2011, respectively, and is included in the accumulated other comprehensive income – unrealized gain (loss) on marketable equity securities on the balance sheet.  There is no unrealized gain or loss reflected in the unaudited consolidated statements of operations and comprehensive income (loss) for the six and three months ended June 30, 2010. The fair value of these securities as of June 30, 2011 reflected in the accompanying unaudited consolidated balance sheet is $20,125.

Non-Marketable Securities:

AccessKey warrants – As described above, the Company recorded warrants to purchase 75 million shares of AccessKey common stock.  These warrants are considered non-marketable and accounted for at cost less any impairment since there is no readily determinable market value.  These warrants were recorded at the $77,500 at the time of the Spin-off and were subsequently evaluated for other than temporary impairment.  At June 30, 2011, the warrants were valued at the end of the quarter using the Black-Scholes model assuming a risk-free rate of 0.81%, a volatility rate of 719%, expected maturity of 3.5 years, and expected dividend of 0%.  No impairment was deemed appropriate at June 30, 2011.

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

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited
For the six months ended June 30, 2011 and 2010

Note Receivable and Warrants from Bottled Water Media (BWM) - On November 10, 2010 the Company acquired PHYH’s interest in a note receivable of $250,000 in BWM in the form of a secured original issue discount promissory note with a face value of $287,500, including interest, with a maturity date of December 29, 2009, collateralized by the intellectual property of BWM and the Chief Executive Officer’s personal guarantee. Part of the compensation to the Company includes warrants to purchase 7% of the BWM’s common stock and 7% of the BWM’s preferred stock for $200,000, which expires on December 29, 2012.  Since BWM is a privately held development stage company with no revenues or sales contracts and no indicators of common stock value, the warrant received was valued at zero for accounting purposes and no interest or loan fee income was recognized.  Since the warrants are accounted for at cost for this non-marketable security, there is no change in recorded value as of June 30, 2011.  BWM has the right to repurchase 50% of the Warrants from the Company for $500,000.  The Company is also entitled to future advertising through BWM at BWM’s cost for a period of 24 months not to exceed $250,000 or 25% of BWM’s annual revenues.

Since BWM is in default on this note receivable, default interest rates of 27% started to accrue, the warrant to purchase 7% of BWM’s common stock and preferred stock increased to 20% and the exercise price was reduced to $100.  BWM is in the process of raising funds that, if successful, all or a portion of the funds raised will be used to pay this debt.    While the Company’s management remains hopeful that they will be repaid their investment and earnings from this note receivable, due to the uncertainty of BWM’s ability to raise funds and BWM’s lack of established operations, the Company has maintained a 100% reserve that was established prior to the November 10, 2010 acquisition of this investment in BWM and no interest income is being accrued on the note receivable.

3.  FAIR VALUE MEASUREMENTS

Marketable Equity Securities

As of June 30, 2011 the Company’s investments in marketable equity securities are based on the June 30, 2011 stock price as reflected in the OTC markets, reduced by a discount factor if those shares have selling restrictions.  These marketable equity securities are summarized as follows:

	Equity Securities Cost	Aggregate Unrealized Gains (Loss)	Equity Securities Aggregated Fair Value
Marketable Equity Securities-Available for Sale:
AccessKey IP, Inc.	$94,500	$(88,500)	$6,000
Bio-Matrix Scientific Group, Inc.	105,000	(84,875)	20,125

Total Marketable Equity Securities-Available for Sale	$199,500	$(173,375)	$26,125

The unrealized gains (losses) are presented in the comprehensive income (loss) portion of the unaudited consolidated statements of operations and comprehensive income (loss) and is included in the accumulated other comprehensive income – unrealized gain (loss) on marketable equity securities on the balance sheet.

The levels of the fair value measurements for marketable equity securities are summarized as follows:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable Equity Securities – December 31, 2010	$34,500	$-	$522,450

Sale of equity securities	-	-	(440,699)

Total unrealized gains (losses)
Included in other comprehensive income	(14,375)	-	(75,751)

Marketable Equity Securities – June 30, 2011	$20,125	$-	$6,000

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited
For the six months ended June 30, 2011 and 2010

Non-Marketable Securities:

The June 30, 2011 fair value of the non-marketable securities based on the Black-Scholes model is summarized as follows:

	Equity Securities Cost	Aggregate Unrealized Gains (Losses)	Equity Securities Aggregated Fair Value

AccessKey IP, Inc. warrants	$77,500	$(47,500)	$30,000

The levels of the fair value measurement for the non-marketable securities are summarized as follows:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-Marketable Securities– December 31, 2010			$51,000

Total unrealized losses			(21,000)

Non-Marketable Securities– June 30, 2011	$-	$-	$30,000

4. RELATED PARTIES

Underwriters is the attorney in fact for Physhield (see Note 1) and the Parent company has received the surplus note in the November 10, 2010 Spin-off.  Between April and June 2011 Physhield was liquidated.  The Company received $422,875 in cash on the surplus note receivable which had a face value of $600,000 (book value of $313,924) plus $48,327 of accrued interest, thus realizing a gain of $60,624.  Physhield also owed the Company $252,874 of accrued interest, $87,358 for a start-up loan and $619,646 of shared expenses, for a total of $959,878.  These amounts were not collected upon the liquidation of Physhield but had been fully reserved and therefore did not result in any additional loss to the Company.

The Company has contracted with NextPath Partners, LLC (NextPath) to provide full-time marketing and related services for $7,500 per month to support the introduction and sales of Physhield’s medical malpractice products, particularly in Maryland and the District of Columbia.  Services include website development and maintenance, product development, communications, direct marketing to physicians and the development of marketing materials to support Physhield’s Managing General Agent, Palumbo Insurance Associates.  NextPath has also been engaged by the Company to provide substantially the same full-time marketing services to Phyhealth Sleep Care Corporation.  NextPath will not receive additional compensation for the services for Sleep Care over and above the $7,500 per month contracted amount. NextPath is owned and operated by the spouse of the President and CEO of the Company.  NextPath has more than twenty years executive management experience in target marketing for a Fortune 500 media corporation and complies with the Company’s Related Parties Policy.  Based on a mutual agreement, NextPath did not provide services in February or March of 2011 and only charged $2,500 in April 2011.  Consequently, they were only paid $17,500 and $7,500 for the six and three months ended June 30, 2011, respectively.   There were no fees paid for the six and three months ended June 30, 2010.

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

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited
For the six months ended June 30, 2011 and 2010

The Company entered into a capital lease on May 1, 2011 for $82,878 of sleep care medical equipment for location opened in Virginia.  The lease requires the Company to pay monthly principal and interest payments of $2,808 per month for 36 months starting in September 2011 and ending August 2014.  The lease has an implicit interest rate of approximately 11.4%.

The Company also has a capital lease on the sleep care medical equipment for its Longmont, Colorado location that requires the Company to pay monthly principal and interest payments of $1,287 per month through August 2013.  The lease has an implicit interest rate of 14.2%.

Total minimum lease payments under all capital leases are summarized as follows:

Year ended June 30:
2012	$82,150
2013	87,766
2014	55,583
2015	5,616
Total minimum lease payment	231,115
Interest portion of minimum lease payments	(29,991)
Present value of minimum lease payments	201,124
Less: current portion of capital leases	(66,767)
Capital leases, net of current portion	$134,357

6. OPERATING LEASE COMMITMENT

The Company opened a Sleep Center in Culpeper, Virginia in May 2011.  Part of opening that center was signing a three year facility lease with lease payments of $2,500 per month through April 2014 with a 3% annual increase in the rental payments.  The minimum lease payments under this lease are as follows:

Year ended June 30,	Amount
2012	$30,150
2013	31,054
2014	26,520
Total	87,724

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

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited
For the six months ended June 30, 2011 and 2010

8.  SUBSEQUENT EVENT

On August 9, 2011, the Company executed a convertible note payable with its President/Chief Executive Officer/Chairman of the Board (CEO), whereby the Company would draw down loans from the CEO up to four times at increments of at least $25,000, for a total maximum of $100,000.  The CEO would earn an interest rate of 12% per annum, payable on the maturity date of November 9, 2011, plus 250,000 shares of the Company’s common stock.  The CEO has the option to convert the note and accrued interest with a discount rate of 20% to market, unless the note is in default, at which time the discount increase to 50% of the market price.

The 250,000 shares of common stock issued with the debt and initial $25,000 draw are recorded at their relative fair value of $19,444 with a corresponding debt discount. Additionally, a beneficial conversion value of $5,556 was recorded as a debt discount and additional paid-in capital. Both discounts will be amortized to interest expense over the term of the note. Additional draws against the $100,000 note may cause additional beneficial conversion values to be determined at the date of each draw. There is also a contingent beneficial conversion value that cannot at this time be computed since it may depend on total future draws made. This contingent beneficial conversion value will be recorded only if and when the company defaults on the note thereby causing a decrease in the conversion price of the note to $.14 per share.

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

Operational Overview:

The Company has been a dormant shell during 2008, 2009 and most of 2010.  The Company was created to receive the business, operating assets and liabilities of Physician Healthcare Management Group, Inc. (PHMG) under a spin-off where shares of the Company are distributed to the stockholders of PHMG and both PHMG and the Company became independent publicly traded companies.  That spin-off occurred on November 10, 2010.

During the first six months of 2011, the Company received its first revenues from services provided by its wholly owned subsidiary Phyhealth Sleep Care Corporation as more fully described below.  The receipt of these revenues means that the Company is no longer a “development stage enterprise” for financial accounting purposes.  Although several portions of the business plan are still to be implemented, it is now considered to be an operating entity.

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

The second product is a medical malpractice liability insurance program for physicians and physician groups marketed through its subsidiary, Phyhealth Underwriters, Inc. (Underwriters).  Underwriters previously served as the attorney-in-fact (management company) for Physhield.  However, because Physhield had not written any business since its inception, the Company suspended Physhield’s operations in order to recover the capital invested in Physhield to meet the Company’s capital needs for developing additional sleep centers and for corporate expenses.  However, Phyhealth Underwriters will continue to explore medical malpractice opportunities using other risk retention groups or alternative captive insurance structures.

Through its community health plan operations, the Company intends to expand its product offerings to include ownership of local healthcare facilities, systems for processing physician reimbursement claims, and electronic medical records among other products and services that would be designed to increase physicians’ income, reduce their expenses and add to their net worth.  Part of this plan was initiated in October 2010 when the Company incorporated a wholly owned subsidiary named Phyhealth Sleep Care Corporation (Sleep Care) and entered into an agreement with an individual operator to open a series of sleep care centers over the next year.  In November 2010 Sleep Care initiated the development of a 2 bed diagnostic sleep center in Longmont, Colorado and purchased the assets and assumed certain liabilities of an existing 2 bed diagnostic sleep care center in Denver, Colorado.    In January 2011, the Denver facility was expanded to 4 beds.  In June 2011 Sleep Care opened a 4 bed diagnostic sleep center in Virginia.

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

Results of Operations for the six and three months ending June 30, 2011 compared to the six and three months ending June 30, 2010

As described above, the Company had no operations prior to the spin-off on November 10, 2010.  Consequently, discussion will be limited to the nature of the revenues earned and expenses incurred in the six and three months ended June 30, 2011.

Sleep care operations – six and three months ended June 30, 2011:

The sleep care service revenue recognized for the six months ended June 30, 2011 was mostly through the branch opened in Longmont, Colorado and the Denver branch opened in late January 2011.  The branch opened in Culpeper, Virginia was not operational until towards the end of June 30, 2011.

The sleep care operating expenses for the six and three months ended June 30, 2011 of $188,418 and $78,897, respectively, includes $116,232 and $33,624, respectively, of medical professional fees incurred in the set-up of the two branches and the patient treatments once operations began.  These operating expenses also included rent expense of $46,471 and $28,593, respectively.  In the future, management expects the percentage of medical professional fees compared to revenue to be much smaller.

Corporate expenses – six and three months ended June 30, 2011:

Officer and director compensation of $188,746 and $108,845 for the six and three months ended June 30, 2011, respectively, was incurred in accordance with the employment contracts of the two executive officers of the Company, and included a total of $11,100 and $11,100 contribution into the two officers’ HSA accounts, respectively.  This also included $5,000 and $5,000 compensation to the Company’s outside director, respectively.

Consulting and professional fees totaled $214,687 and $114,481 in the six and three months ended June 30, 2011, respectively, and consisted mostly of legal, audit and accounting fees incurred in the completion of the Company’s Form 10K and Form 10Q and other day to day operating matters.

Bad debt expense of $29,917 and $0 for the six and three months ended June 30, 2011, respectively, was a result of recording the allowance for doubtful accounts for all costs due to the Company by Physhield.  Since the management team has liquidated Physhield, these costs will not be reimbursed.

The Company’s general and administrative expenses totaling $243,717 and $163,126 for the six and three months ended June 30, 2011, respectively, consists mostly of:

Expense Description	Six months Ended June 30, 2011	Three months Ended June 30, 2011
Sleep Care business development	$101,414	$101,414
Travel	31,691	9,025
Rent	22,577	17,878
Depreciation	16,603	9,156
Marketing	20,415	16,255
Public company expense	11,098	6,387

The majority of these expenses focused on the development of  Sleep Care since they are establishing new branch operations.

Liquidity and Capital Resources

The Company’s cash and liquidity resources have been provided by the assets received in the November 10, 2010 spin-off.  As of the date of the spin-off, the Company received $118,127 in cash and $1,061,000 of marketable equity securities and a surplus note receivable.  During the six months ended June 30, 2011, management sold a portion of the marketable equity securities for $436,462 and liquidated the surplus note receivable for $422,875.  These funds have been used to fund the startup of Phyhealth Sleep Centers and to meet general corporate expenses.

In  August 2011, the President, Chief Executive Officer, and Chairman of the Board (CEO), loaned the Company $25,000 with a commitment to loan another $75,000, for a total of $100,000, as a bridge loan until other capital is raised.  This loan was evidenced by a convertible note payable to the CEO with an interest rate of 12% and, if the CEO chooses to convert the loan to common stock, the conversion price will be 80% of the market price at the time of conversion.  This loan matures in November 2011.

Management believes that its short and long-term needs for working capital, capital expenditures, new facilities and acquisitions will be satisfied by a combination of the proceeds from Sleep Care operations, the sale of  investments currently held and additional capital raised from investors.  However, there is no guarantee that additional capital can be raised, that current investments will provide adequate capital or that operations can produce enough cash flow to sustain the Company over the long-term.

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

The Company is obligated to make monthly lease payments for a sleep center facility in Culpeper, Virginia.  These operating lease payments total:

Year ended June 30,	Amount
2012	$30,150
2013	31,054
2014	26,520
Total	$87,724

The Company is also obligated to monthly payments under three year equipment capital leases through August 2014 as follows:

Year ended June 30,	Amount
2012	$82,150
2013	87,766
2014	55,583
2015	5,616
Total	$231,115

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

One of the Company’s investors has initiated litigation against the predecessor company (PHMG) claiming that the August 2008 conversion of their convertible debentures into Series B Preferred shares should be voided since they believe their Investment Advisor also represented the Company at that time.  The investment advisor and the Company deny that there was any conflict of interest or wrongdoing in this conversion.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES (*)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYHEALTH CORPORATION

Date : August 15, 2011	By:	/s/ Robert L Trinka
Robert L. Trinka
Chairman, President, CEO, Principal Executive Officer and Principal Financial

Date : August 15, 2011	By:	/s/ Fidel Rodriguez
Fidel Rodriguez
V.P./Chief Operating Officer, Director and Treasurer