Form 10-Q
period 2011-09-30
PHYHEALTH Corp
filed 2011-11-14
CIK 1472174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒     Yes    ☐     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes     ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

The number of outstanding shares of the registrant's common stock, par value $.0001, was 11,011,572 as of November 7, 2011.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Phyhealth Corporation

Consolidated Financial Statements

For the nine months ended September 30, 2011 and 2010

Phyhealth Corporation and Subsidiaries

Phyhealth Corporation and Subsidiaries
Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
ASSETS	(unaudited)
Current assets:
Cash	$8,986	$112,087
Patient accounts receivable, net	76,563	-
Current portion of convertible note receivable	-	23,052
Marketable equity securities	6,900	556,950
Surplus notes and interest receivable due from related party	-	362,251
Due from related party	-	21,997
Other current assets	7,000	4,500
Total current assets	99,449	1,080,837

Convertible note receivable, net of current portion, net of $40,000 allowance	-	576,948
Non-marketable equity securities	-	77,500
Furniture, equipment and leasehold improvements, net	217,464	46,755
Website costs, net	1,505	2,839
Other assets	11,608	2,533
Total assets	$330,026	$1,787,412

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$122,164	$26,889
Accrued payroll liabilities	100,229	36,647
Note payable to related party	50,000	50,000
Convertible note payable to related party, net of $49,723 discount	150,277	-
Current portion of capital leases	70,399	16,735
Margin loan, secured by marketable equity securities	-	137,609
Total current liabilities	493,069	267,880

Capital leases, net of current portion	117,175	18,257
Total Liabilities	610,244	286,137

Contingencies & Commitments (Note 6, 8 and 9)

EQUITY (DEFICIT):
Phyhealth Corporation stockholders' equity (deficit):
Common stock, $0.0001 par value, 40,000,000 authorized, 7,582,032 and
6,604,312 issued and outstanding at September 30, 2011 and December 31, 2010	757	660
Preferred stock, 10,000,000 authorized, $0.0001 par value,
Series A convertible preferred stock, 5,000,000 designated, 3,240,008
shares issued and outstanding at September 30, 2011 and December 31, 2010	324	324
Series B convertible preferred stock, 5,000,000 designated, 612,489 and 622,332
shares outstanding at September 30, 2011 and December 31, 2010, respectively	61	62
Additional paid-in capital	2,284,662	2,144,278
Accumulated deficit	(2,395,115)	(635,688)
Accumulated other comprehensive income -unrealized gain (loss) on marketable equity securities	(98,100)	62,066
Total Phyhealth Corporation stockholders' equity (deficit)	(207,411)	1,571,702
Noncontrolling interest	(72,807)	(70,427)
Total equity (deficit)	(280,218)	1,501,275
Total liabilities and equity (deficit)	$330,026	$1,787,412

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phyhealth Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss - Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Sleep care service revenue, net	$125,510	$-	$309,773	$-

Operating expenses:
Officer and directors compensation	89,831	-	278,577	-
Consulting and professional fees	134,881	-	349,568	-
Sleep center operating expense	222,283	-	410,701	-
Bad debt expense	-	-	29,918	-
General and administration	138,179	9,706	381,895	20,679
Total operating expense	585,174	9,706	1,450,659	20,679
Loss from operations	(459,664)	(9,706)	(1,140,886)	(20,679)

Other income (expenses):
Interest expense	(44,496)	-	(50,622)	-
Gain on settlement of note receivable	-	-	60,624	-
Impairment of securities	(772,000)	-	(772,000)	-
Realized gain on sale of securities	-	-	141,077	-

Net loss	(1,276,160)	(9,706)	(1,761,807)	(20,679)
Add: net loss attributable to noncontrolling interest	16	-	2,380	-
Net loss attributable to Phyhealth Corporation and Subsidiaries	$(1,276,144)	$(9,706)	$(1,759,427)	$(20,679)
Net loss per share - basic and diluted	$(0.18)	$(9.71)	$(0.26)	$(20.68)

Weighted average shares outstanding - basic and diluted	7,224,336	1,000	6,882,965	1,000

Net loss	$(1,276,160)	$(9,706)	$(1,761,807)	$(20,679)
Unrealized investment holding loss	(14,725)	-	(109,089)	-
Less: reclassification adjustment for (gains) losses included in net loss	90,000	-	(51,077)	-
Comprehensive loss	(1,200,885)	(9,706)	(1,921,973)	(20,679)
Net loss attributable to noncontrolling interest	16	-	2,380	-
Comprehensive loss attributable to Phyhealth Corporation and Subsidiaries	$(1,200,869)	$(9,706)	$(1,919,593)	$(20,679)

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phyhealth Corporation and Subsidiaries
Consolidated Statements of Changes in Equity (Deficit) - Unaudited
For the nine months ended September 30, 2011

									Accumulated	Phyhealth Corporation
	Series A		Series B				Additional		Other	Stockholders'	Non-	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Equity	Controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)	Interest	(Deficit)

Balance- December 31, 2010	3,240,008	$324	622,332	$62	6,604,312	$660	$2,144,278	$(635,688)	$62,066	$1,571,702	$(70,427)	$1,501,275

Conversion of preferred shares to common shares	-	-	(9,843)	(1)	393,720	39	(38)	-	-	-	-	-

Issuance of stock for services	-	-	-	-	84,000	8	52,972	-	-	52,980	-	52,980

Issuance of shares under convertible debt agreement with related party	-	-	-	-	500,000	50	38,838	-	-	38,888	-	38,888

Beneficial conversion feature	-	-	-	-	-		48,612	-	-	48,612	-	48,612

Unrealized loss on marketable equity securities	-	-	-	-	-	-	-	-	(160,166)	(160,166)	-	(160,166)

Net loss for nine months ended September 30, 2011	-	-	-	-	-	-	-	(1,759,427)	-	(1,759,427)	(2,380)	(1,761,807)

Balance- September 30, 2011	3,240,008	$324	612,489	$61	7,582,032	$757	$2,284,662	$(2,395,115)	$(98,100)	$(207,411)	$(72,807)	$(280,218)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phyhealth Corporation and Subsidiaries
Consolidated Statements of Cash Flows - Unaudited

	Nine months ended
	September 30,
	2011	2010
Cash from operating activities:
Net loss attributable to Phyhealth Corporation and Subsidiaries	$(1,759,427)	$(20,679)
Adjustments to reconcile net loss to net cash used in (provide by) operating activities:
Net loss attributable to noncontrolling interests	(2,380)	-
Gain on sale of equity securities	(141,077)	-
Impairment of securities	772,000
Gain on sale of surplus note receivable	(60,624)
Stock issued for services	52,980
Bad debt expense	29,918	-
Depreciation and amortization	29,250	-
Amortization of debt discount to interst expense	37,777
Changes in operating assets and liabilities:
Accounts receivable, net	(76,563)	-
Other current assets	(2,500)	-
Other assets	(9,075)	-
Accounts payable and accrued liabilities	98,931	273
Accrued payroll liabilities	63,582	-
Due to/from related party	(7,921)	20,889
Net cash (used in) provided by operating activities	(975,129)	483

Cash flows from investing activities:
Proceeds from sale of marketable securities	436,462	-
Purchase of furniture and equipment	(29,819)	-
Proceeds from surplus note receivable	422,875
Net cash provided by investing activities	829,518	-

Cash flows from financing activities:
Repayment of margin loan	(137,609)	-
Proceeds from convertible note payable from related party	200,000
Repayment of capital lease	(19,881)	-
Net cash provided in financing activities	42,510	-

Net increase (decrease) in cash	(103,101)	483
Cash, beginning of period	112,087	-
Cash, end of period	$8,986	$483

Supplemental disclosures of cash flow information:
Cash paid for interest paid	$5,479	$-
Cash paid for income taxes paid	$-	$-
Unrealized loss on investments	$109,089	$-
Equipment purchased under capital lease	$168,806	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited
For the nine months ended September 30, 2011 and 2010

1.  BASIS OF PRESENTATION, ORGANIZATION, PRINCIPLE OF CONSOLIDATION AND NATURE OF BUSINESS AND CURRENT OPERATIONS, AND GOING CONCERN

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

Organization – Phyhealth Corporation (“Company,” “Phyhealth” or “Parent”) was formed in the state of Delaware on January 18, 2008 and was originally a wholly-owned subsidiary of Physicians Healthcare Management Group, Inc. (PHYH).  Prior to November 10, 2010, the Company was dormant and was created to receive the operating assets and liabilities of PHYH (“Predecessor”) under a spin-off (Spin-off) which occurred on November 10, 2010, as described below.  Any references to “the Company” below may refer to the Company or its predecessor.

The operations of PHYH that were the subject of the Spin-off have been in the development stage up to and through the date of the Spin-off, and continues to be in the development stage through December 31, 2010.  During the nine months ended September 30, 2011, the Company recognized the first revenue from operations and is no longer in the development stage.

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
For the nine months ended September 30, 2011 and 2010

Phyhealth Sleep Care Corporation - On September 29, 2010, Phyhealth Sleep Care Corporation (Phyhealth Sleep Care) was incorporated in the state of Delaware in order to own and operate sleep care facilities.  Currently, they have centers in operation in Colorado and Virginia.

Debt Discount – The Company amortizes debt discount incurred in loans and notes payable over the term of the loan on the interest method of accounting.

Nature of Business and Current Operations

Although the Company’s insurance related business is not yet active, the Company will continue to develop and market products to physicians and physician groups around its  community health plan model that is designed to operatein partnership with participating physicians and other healthcare providers.  The Company’s community health plans are structured to integrate all the financial and reimbursement components of healthcare delivery; align the financial incentives of all participants; and empower physicians to assume end-to-end management of healthcare for their patients. The Phyhealth community health plan model is built on the foundation of the physician-patient relationship and rewards physicians for proactively providing the preventative care necessary to keep their patients healthy and for closely managing the ongoing care necessary for patients who suffer from chronic disorders to stabilize their health status.

The Company previously formed Physhield Insurance Exchange, a Risk Retention Group to offer a medical malpractice liability insurance program for physicians and physician groups marketed through its subsidiary, Phyhealth Underwriters, Inc. (Underwriters).  Underwriters served as the attorney-in-fact (management company) for Physhield.  However, because Physhield had not written any business since its inception, the Company suspended Physhield’s operations in order to recover the capital invested in Physhield to meet the Company’s capital needs for developing additional sleep centers and for corporate expenses.

The Company intends to expand its product offerings to include ownership and operation of local healthcare facilities and other products  and services designed to support its goal to increase physicians’ income, reduce their expenses and add to their net worth.  Part of this plan was initiated in October 2010 when the Company incorporated a wholly owned subsidiary named Phyhealth Sleep Care Corporation (Sleep Care) and entered into an agreement with an individual operator to open a series of sleep care centers over the next year.  In November 2010 Sleep Care initiated the development of a 2 bed diagnostic sleep center in Longmont, Colorado and purchased the assets and assumed certain liabilities of an existing 2 bed diagnostic sleep care center in Denver, Colorado.    In January 2011, the Denver facility was expanded to 4 beds.  In June 2011 Sleep Care opened a 4 bed diagnostic sleep center in Virginia.

In August 2011, the Company terminated its agreement with the individual operator and assumed direct management control of the Sleep Care operations.  This action was necessary primarily because the individual operator had not completed the profitable sleep care acquisitions contemplated by the Agreement.  In addition, the sleep centers that were developed were accumulating unanticipated operating losses under the management control of the individual operator. The Company plans to continue developing and growing its sleep care business through expanding its successful existing sleep centers, building new profitable centers in attractive markets and acquiring profitable sleep centers that complement its current operations.

Phyhealth’s community health plan model, including the ownership and operation of local healthcare facilities in partnership with healthcare providersis designed to provide high quality, affordable healthcare and insurance coverage to the broadest segment of patients in the community.  The Company’s operations are designed to take advantage of and fully comply with the new PPACA regulations, but remain able to adapt to a changing regulatory climate as uncertainty builds around the feasibility of fully implementing major provisions of the PPACA on its original timetable.

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited
For the nine months ended September 30, 2011 and 2010

Going Concern - The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company and its ability to meet its ongoing obligations. The Company has a net loss of $1,759,427 and net cash used in operations of $975,129 for nine months ended September 30, 2011 and a negative working capital, stockholders’ deficit and an accumulated deficit of $393,620, $207,411 and $2,395,115, respectively, at September 30, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  However, the operations of Phyhealth Sleep Care started generating revenue in the nine months ended September 30, 2011.

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

Management plans to fund the needed cash flow by obtaining additional financing for the company.  While management believes that this plan will provide the cash flow necessary to continue as a going concern, no assurances can be made that its plan will be successful.

Use of Estimates in Financial Statements - The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these consolidated financial statements include the useful life of furniture, equipment and leasehold improvements, the allowance for contractual discounts and doubtful accounts, the impairment of long lived assets, valuation of securities, the allocation of service expenses to Underwriters, the valuation of stock and options issued for services, and the valuation allowance on deferred tax assets.

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

At September 30, 2011, patient accounts receivable were presented net of an allowance for contractual discounts and an allowance for bad debts of $131,249 and $10,937, respectively.

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited
For the nine months ended September 30, 2011 and 2010

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

2. CONVERTIBLE NOTE RECEIVABLE AND INVESTMENTS IN SECURITIES

Investments made by the Company were made in debt and equity securities of companies.   The investments at September 30, 2011 are as follows:

Convertible Note Receivable:

Convertible Note from AccessKey IP, Inc. (AccessKey) – In November 10, 2010 Spin-off, the Company received 1) an AccessKey note receivable with a face value of $640,000, and 2) warrants to purchase 75 million shares of AccessKey common stock at a total exercise price of $100, with an expiration date of December 31, 2013 (see non-marketable securities below).  Of the $640,000 face value on the note receivable, $300,000 is convertible at the holder’s option into AccessKey common stock at a 50% discount to the market as computed under the provisions within the note.  The Company has evaluated the collectibility of note, and because of the 50% conversion discount, the Company’s risk of loss is substantially mitigated such that the note can always be converted into a minimum of $600,000 worth of AccessKey common stock.  Therefore, prior to November 10, 2010, management established a $40,000 reserve for the portion of the investment at risk to loss.  Management has re-evaluated this security as of September 30, 2011 and due to the increased uncertainty that the Company can realize any of its investment in AccessKey in the open market due to trading restrictions, a 100% reserve has been recorded on this investment resulting in a charge to operations of $600,000 in September 2011.  It has a carrying value of $0 as of September 30, 2011.

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

Marketable Equity Securities:

AccessKey Common Stock– As described above, the Company received 15 million shares of AccessKey common stock in the November 10, 2010 Spin-off.  Based on the market value of these shares and the uncertainty described above, at September 30, 2011, the Company recorded an impairment loss of $94,500 in September 2011 to value these securities at zero.  This loss included a reclassification from accumulated other comprehensive loss in equity of $90,000 into expense.  An unrealized loss of $0 and $4,200 is reflected in the unaudited consolidated statements of operations and comprehensive income (loss) for the nine and three months ended September 30, 2011, respectively.  There was no unrealized gain or loss reflected in the unaudited consolidated statements of operations and comprehensive income (loss) for the nine and three months ended September 30, 2010.  The fair value of these securities as of September 30, 2011 reflected in the accompanying unaudited consolidated balance sheet is $0.

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited
For the nine months ended September 30, 2011 and 2010

ZST Digital Networks, Inc. Common Stock – In the November 10, 2010 Spin-off, the Company received 75,000 shares of common stock in ZST Digital Networks, Inc. (ZST Digital), a Chinese supplier of optical and digital network equipment, listed as ZSTN on NASDAQ.

During the nine and three months ended September 30, 2011, the Company sold shares of ZST Digital common stock with a market value of $440,699 and $13,212, respectively, receiving proceeds after selling costs of $436,462 and $12,918, respectively, and realizing a gain of $141,077 and a loss of $6,778, respectively.  There were no sales during the nine and three months ended September 30, 2010.  All shares of this stock was sold as of September 30, 2011 and all gains and losses have been realized.

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

Based on the OTC market price of the stock currently held by the Company, an unrealized loss of $27,600 and $13,225 is reflected in the comprehensive income (loss) portion of the unaudited consolidated statements of operations and comprehensive income (loss) for the nine and three months ended September 30, 2011, respectively, and is included in the accumulated other comprehensive income – unrealized gain (loss) on marketable equity securities on the balance sheet which totals $98,100 for this security as of September 30, 2011.  There is no unrealized gain or loss reflected in the unaudited consolidated statements of operations and comprehensive income (loss) for the nine and three months ended September 30, 2010. The fair value of these securities as of September 30, 2011 reflected in the accompanying unaudited consolidated balance sheet is $6,900.

Non-Marketable Securities:

AccessKey warrants – As described above, the Company recorded warrants to purchase 75 million shares of AccessKey common stock.  These warrants are considered non-marketable and accounted for at cost less any impairment since there is no readily determinable market value.  These warrants were recorded at the $77,500 at the time of the Spin-off and were subsequently evaluated for other than temporary impairment.  Management has re-evaluated this security as of September 30, 2011 and due to the increased uncertainty that the Company can realize any of its investment in AccessKey in the open market due to trading restrictions, a 100% reserve has been recorded on these warrants and $77,500 has been charged to impairment expense in September 2011.  It has a carrying value of $0 as of September 30, 2011.

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

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited
For the nine months ended September 30, 2011 and 2010

Note Receivable and Warrants from Bottled Water Media (BWM) - On November 10, 2010 the Company acquired PHYH’s interest in a note receivable of $250,000 in BWM in the form of a secured original issue discount promissory note with a face value of $287,500, including interest, with a maturity date of December 29, 2009, collateralized by the intellectual property of BWM and the Chief Executive Officer’s personal guarantee. Part of the compensation to the Company includes warrants to purchase 7% of the BWM’s common stock and 7% of the BWM’s preferred stock for $200,000, which expires on December 29, 2012.  Since BWM is a privately held development stage company with no revenues or sales contracts and no indicators of common stock value, the warrant received was valued at zero for accounting purposes and no interest or loan fee income was recognized.  Since the warrants are accounted for at cost for this non-marketable security, there is no change in recorded value as of September 30, 2011.  BWM has the right to repurchase 50% of the Warrants from the Company for $500,000.  The Company is also entitled to future advertising through BWM at BWM’s cost for a period of 24 months not to exceed $250,000 or 25% of BWM’s annual revenues.

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

3.  FAIR VALUE MEASUREMENTS

Marketable Equity Securities

As of September 30, 2011 the Company’s investments in marketable equity securities are based on the September, 2011 stock price as reflected in the OTC markets, reduced by a discount factor if those shares have selling restrictions.  These marketable equity securities are summarized as follows:

	Equity Securities Cost	Aggregate Unrealized Gains (Loss)	Equity Securities Aggregated Fair Value
Marketable Equity Securities-Available for Sale:

Bio-Matrix Scientific Group, Inc.	105,000	(98,100)	6,900

Total Marketable Equity Securities-Available for Sale	$105,000	$(98,100)	$6,900

The unrealized gains (losses) are presented in the comprehensive income (loss) portion of the unaudited consolidated statements of operations and comprehensive income (loss) and is included in the accumulated other comprehensive income – unrealized gain (loss) on marketable equity securities on the balance sheet.  .

The levels of the fair value measurements for marketable equity securities are summarized as follows:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable Equity Securities – December 31, 2010	$34,500	$-	$-

Sale of equity securities	-	-	-

Total unrealized gains (losses)
Included in other comprehensive income	(27,600)	-	-

Marketable Equity Securities – September 30, 2011	$6,900	$-	$-

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited
For the nine months ended September 30, 2011 and 2010

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

The Company has contracted with NextPath Partners, LLC (NextPath) to provide full-time marketing and related services for $7,500 per month to support the introduction and sales of Physhield’s medical malpractice products, particularly in Maryland and the District of Columbia.  Services include website development and maintenance, product development, communications, direct marketing to physicians and the development of marketing materials to support Physhield’s Managing General Agent, Palumbo Insurance Associates.  NextPath has also been engaged by the Company to provide substantially the same full-time marketing services to Phyhealth Sleep Care Corporation.  NextPath will not receive additional compensation for the services for Sleep Care over and above the $7,500 per month contracted amount. NextPath is owned and operated by the spouse of the President and CEO of the Company.  NextPath has more than twenty years executive management experience in target marketing for a Fortune 500 media corporation and complies with the Company’s Related Parties Policy.  Based on a mutual agreement, NextPath did not receive cash for services in February or March of 2011 and only collected $2,500 of cash in April 2011.  Consequently, they were only paid $35,000 and $10,000 for the nine and three months ended September 30, 2011, respectively.   However, the Company accrued $32,500 for unpaid services that were paid in the form of the Company’s common stock subsequent to the September 30, 2011 financial statements.  There were no fees paid for the nine and three months ended September 30, 2010.

5.  CONVERTIBLE NOTE PAYABLE – RELATED PARTY

On August 9, 2011, the Company executed a convertible note payable with its President/Chief Executive Officer/Chairman of the Board (CEO), whereby the Company would draw down loans from the CEO up to four times at increments of at least $25,000, for a total maximum of $100,000.  The CEO advanced all $100,000 on this note in August 2011 under three draws.  The note earns 12% interest per annum, payable on the maturity date of November 9, 2011, plus 250,000 shares of the Company’s common stock payable and issued on August 9, 2011.  The CEO has the option to convert the note and accrued interest at $0.28 per share, unless the note is in default, at which time the conversion rate changes to $.14 per share.  The Company has subsequently defaulted on this note.

The 250,000 shares of common stock issued with the debt and initial $25,000 draw were recorded at their relative fair value of $19,444 with a corresponding debt discount.  Additionally, a beneficial conversion value of $5,556 was recorded as a debt discount and additional paid-in capital. Both discounts are being amortized to interest expense over the term of the note.  The subsequent draws, totaling $75,000, caused additional beneficial conversion values of $18,750 to be recorded and to be amortized over the remaining term of the loan.  There is also a contingent beneficial conversion value due to the default of the Company that totals $56,250.  This contingent beneficial conversion value was recorded as of the date of the default on the note thereby causing a decrease in the conversion price of the note to $.14 per share.

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited
For the nine months ended September 30, 2011 and 2010

On August 26, 2011, the Company executed a second 12% convertible note payable with its President/Chief Executive Officer/Chairman of the Board (CEO), with the exact same terms as described above, maturing November 26, 2011.  The 250,000 shares of common stock issued with the debt and initial $25,000 draw were recorded at their relative fair value of $19,444 with a corresponding debt discount.  Additionally, a beneficial conversion value of $5,556 was recorded as a debt discount and additional paid-in capital. Both discounts are being amortized to interest expense over the term of the note.  The subsequent draws, totaling $75,000, caused additional beneficial conversion values of $18,750 to be recorded and amortized over the remaining term of the loan.  There is also a contingent beneficial conversion value of $56,250 that will be recorded only if the Company defaults on the note thereby causing a decrease in the conversion price of the note to $.14 per share.

Interest expense was recorded as a result of the amortization of debt discount from the two convertible notes payable totaling $37,777 for the nine and three months ended September 30, 2011.

6.  CAPITAL LEASES

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

Total minimum lease payments under all capital leases are summarized as follows:

Year ended September 30:
2012	$84,958
2013	86,479
2014	40,542

Total minimum lease payment	211,979
Interest portion of minimum lease payments	(24,405)
Present value of minimum lease payments	187,574
Less: current portion of capital leases	(70,399)
Capital leases, net of current portion	$117,175

7.  EQUITY

In accordance with the rights of the series B shareholders, two Series B shareholders converted a total of 9,843 Series B preferred shares into 393,720 common shares.

Management issued 84,000 shares of the Company’s common stock in exchanges for legal and consulting services.  The stock and the related services were valued at $20,980 based on the common stock’s market value at the date the shares were issued.

Under a six month consulting agreement dated July 1, 2011, the Company is recognizing expense for 250,000 common shares on a prorata basis using the average trading price for each reporting period.   The Company recognized $32,000 as of September 30, 2011.  The shares were issued in October 2011 (See Note 10).

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited
For the nine months ended September 30, 2011 and 2010

The Company issued the President and CEO 500,000 shares of its common stock in accordance with a convertible debt agreement as described in the Note 5 above.

8. OPERATING LEASE COMMITMENT

In April 2011, the Company extended their current lease commitment for their headquarters in Miami Springs, Florida.  Rental payments under this lease are $3,460 per month in 2011 and increase each year by 4% through May 2014.

The Company opened a Sleep Center in Culpeper, Virginia in May 2011.  Part of opening that center was signing a three year facility lease with lease payments of $2,500 per month through April 2014 with a 3% annual increase in the rental payments.

They also signed a three year lease starting in July 2011 and ending June 30, 2014, with monthly lease payments of $2,950 with a 3% escalation clause, plus common area maintenance payments of $493 per month.

The minimum lease payments under these leases are as follows:

Year ended September 30,	Amount
2012	$114,305
2013	117,743
2014	89,057
Total	321,106

9.  LITIGATION

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

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited
For the nine months ended September 30, 2011 and 2010

10.  SUBSEQUENT EVENT

On October 6, 2011, the Company executed a convertible note payable with the spouse of its President/Chief Executive Officer/Chairman of the Board (CEO), whereby the Company would draw down loans up to four times at increments of at least $25,000, for a total maximum of $100,000.  The CEO advanced all $100,000 on this note in October 2011 under two draws.  The note earns 12% interest per annum, payable on the maturity date of January 6, 2012, plus 500,000 shares of the Company’s common stock payable and issued on October 6, 2011.  The holder has the option to convert the note and accrued interest of $0.0664 per share, unless the note is in default, at which time the conversion rate will change to $0.0415 per share.

The 500,000 shares of common stock issued with the debt and initial $50,000 draw were recorded at their relative fair value of $35,714 with a corresponding debt discount.  Additionally, a beneficial conversion value of $14,286 was recorded as a debt discount and additional paid-in capital. Both discounts are being amortized to interest expense over the term of the note.  The subsequent draw of $50,000 caused additional beneficial conversion values of $8,300 to be recorded and to be amortized over the remaining term of the loan.  There is also a contingent beneficial conversion value due to the default of the Company that totals $30,000.  This contingent beneficial conversion value was recorded as of the date of the default on the note thereby causing a decrease in the conversion price of the note to $0.0415 per share.

On October 17, 2011 the Company issued 250,000 shares of its common stock to a provider of Investor/Public Relations service under a six month contract, dated July 1, 2011.  The measurement date was reached on the issue date and the unearned portion of the shares was recorded as a prepaid asset to be recognized over the remainder of the term (see Note 7).

On October 7, 2011, an officer and shareholder converted 275,539 shares of series A preferred stock into 275,539 shares of the Company’s common stock.

On October 21, 2011, the Company replaced two executives’ stock options to purchase a total of 800,000 common shares with a strike price of $0.15 per share with an equal number of the Company’s common shares.  The Company valued the options given up using a Black-Scholes model with the Company’s volatility rate of 214%, at an interest rate of 1.65%, and no dividends.  The value of the options under the Black Scholes model equaled the value of the shares issued; thus, no compensation expense was recorded.

On October 25, 2011, five individuals that were owed a total of $133,132 by the Company accepted 1,604,001 shares of the Company’s common stock in lieu of cash.  The value of the stock was based on the market price of $0.083 per share at the date the shares were issued.

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

Operational Overview:

The Company has been dormant during 2008, 2009 and most of 2010.  The Company was created to receive the business, operating assets and liabilities of Physician Healthcare Management Group, Inc. (PHMG) under a spin-off where shares of the Company are distributed to the stockholders of PHMG and both PHMG and the Company became independent publicly traded companies.  That spin-off occurred on November 10, 2010.

During the first nine months of 2011, the Company received its first revenues from services provided by its wholly owned subsidiary Phyhealth Sleep Care Corporation as more fully described below.  The receipt of these revenues means that the Company is no longer a “development stage enterprise” for financial accounting purposes.  Although several portions of the business plan are still to be implemented, it is now considered to be an operating entity.

Although the Company’s insurance related business is not yet active, the Company will continue to develop and market products to physicians and physician groups around its  community health plan model that is designed to operatein partnership with participating physicians and other healthcare providers.  The Company’s community health plans are structured to integrate all the financial and reimbursement components of healthcare delivery; align the financial incentives of all participants; and empower physicians to assume end-to-end management of healthcare for their patients. The Phyhealth community health plan model is built on the foundation of the physician-patient relationship and rewards physicians for proactively providing the preventative care necessary to keep their patients healthy and for closely managing the ongoing care necessary for patients who suffer from chronic disorders to stabilize their health status.

The Company previously formed Physhield Insurance Exchange, a Risk Retention Group to offer a medical malpractice liability insurance program for physicians and physician groups marketed through its subsidiary, Phyhealth Underwriters, Inc. (Underwriters).  Underwriters served as the attorney-in-fact (management company) for Physhield.  However, because Physhield had not written any business since its inception, the Company suspended Physhield’s operations in order to recover the capital invested in Physhield to meet the Company’s capital needs for developing additional sleep centers and for corporate expenses.

The Company intends to expand its product offerings to include ownership and operation of local healthcare facilities and other products  and services designed to support its goal to increase physicians’ income, reduce their expenses and add to their net worth.  Part of this plan was initiated in October 2010 when the Company incorporated a wholly owned subsidiary named Phyhealth Sleep Care Corporation (Sleep Care) and entered into an agreement with an individual operator to open a series of sleep care centers over the next year.  In November 2010 Sleep Care initiated the development of a 2 bed diagnostic sleep center in Longmont, Colorado and purchased the assets and assumed certain liabilities of an existing 2 bed diagnostic sleep care center in Denver, Colorado.    In January 2011, the Denver facility was expanded to 4 beds.  In June 2011 Sleep Care opened a 4 bed diagnostic sleep center in Virginia.

In August 2011, the Company terminated its agreement with the individual operator and assumed direct management control of the Sleep Care operations.  This action was necessary primarily because the individual operator had not completed the profitable sleep care acquisitions contemplated by the Agreement.  In addition, the sleep centers that were developed were accumulating unanticipated operating losses under the management control of the individual operator. The Company plans to continue developing and growing its sleep care business through expanding its successful existing sleep centers, building new profitable centers in attractive markets and acquiring profitable sleep centers that complement its current operations.

Phyhealth’s community health plan model, including the ownership and operation of local healthcare facilities in partnership with healthcare providersis designed to provide high quality, affordable healthcare and insurance coverage to the broadest segment of patients in the community.  The Company’s operations are designed to take advantage of and fully comply with the new PPACA regulations, but remain able to adapt to a changing regulatory climate as uncertainty builds around the feasibility of fully implementing major provisions of the PPACA on its original timetable.

Results of Operations for the nine and three months ending September 30, 2011 compared to the nine and three months ending September 30, 2010

As described above, the Company had no operations prior to the spin-off on November 10, 2010.  Consequently, discussion will be limited to the nature of the revenues earned and expenses incurred in the nine and three months ended September 30, 2011.

Sleep care operations – nine and three months ended September 30, 2011:

The sleep care service revenue recognized for the nine and three months ended September 30, 2011 of $309,773 and $125,510, respectively, was through three branches in 1) Longmont, Colorado, 2) Denver, Colorado (opened in late January 2011) and 3) Culpeper, Virginia (operational late June 2011).

The sleep care operating expenses for the nine and three months ended September 30, 2011 of $410,701 and $222,283, respectively, includes $293,030 and $176,798, respectively, of medical professional fees incurred in the set-up of the two branches and the patient treatments once operations began.  These operating expenses also included rent expense of $86,624 and $40,153, respectively.  The increase in the rent expense for the three months ended September 30, 2011 was due to having rent for all three facilities for the entire three month period.

Corporate expenses – nine and three months ended September 30, 2011:

Officer and director compensation of $278,577 and $89,831 for the nine and three months ended September 30, 2011, respectively, was incurred in accordance with the employment contracts of the two executive officers of the Company.

Consulting and professional fees totaled $349,568 and $134,881 in the nine and three months ended September 30, 2011, respectively, and consisted mostly of legal, audit and accounting fees incurred in the completion of the Company’s Form 10K and Form 10Qs and other day to day operating matters.

Bad debt expense of $29,918 and $0 for the nine and three months ended September 30, 2011, respectively, was a result of recording the allowance for doubtful accounts for all costs due to the Company by Physhield.  Since the management team has liquidated Physhield, these costs will not be reimbursed.

The Company’s general and administrative expenses totaling $381,895 and $138,179 for the nine and three months ended September 30, 2011, respectively, consists mostly of:

Expense Description	Nine months Ended September 30, 2011	Three months Ended September 30, 2011
Sleep Care business development	$141,465	$52,011
Travel	42,881	11,190
Rent	36,609	14,032
Depreciation	29,250	12,647
Marketing	21,383	968
Public company expense	25,286	14,188

The majority of these expenses focused on the development of Sleep Care since they were establishing a new branch operation.

Liquidity and Capital Resources

The Company’s cash and liquidity resources have been provided by the assets received in the November 10, 2010 spin-off.  As of the date of the spin-off, the Company received $118,127 in cash and $1,061,000 of marketable equity securities and a surplus note receivable.  During the nine months ended September 30, 2011, management sold a portion of the marketable equity securities for $436,462 and liquidated the surplus note receivable for $422,875.  These funds have been used to fund the startup of Phyhealth Sleep Centers and to meet general corporate expenses.

In August through November 2011, the President, Chief Executive Officer, and Chairman of the Board (CEO) and his spouse, loaned the Company $300,000, as bridge loans until other capital is raised.  These loans were evidenced by a three convertible notes payable with an interest rate of 12% and, if the CEO and his spouse choose to convert these loans to common stock, the conversion price will be 80% of the market price at the time of the loan.  Each of these loans mature 90 days after the effective date, which range from November 9, 2011 through January 6, 2012.

The Company is currently out of funds and is looking for additional financing in order to support the sleep care business as well as administrative expenses. However, there is no guarantee that additional capital can be raised, that current investments will provide adequate capital or that operations can produce enough cash flow to sustain the Company over the long-term.

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

The Company is also obligated to make monthly lease payments for two sleep center facility in Culpeper, Virginia starting at $2,500 and $2,950 per month in 2011 and increase 3% each year plus common area maintenance.

These minimum operating lease payments under all three facility leases total:

Year ended September 30,	Amount
2012	$114,305
2013	117,743
2014	89,057
Total	$321,105

The Company is also obligated to monthly payments under three year equipment capital leases through August 2014 as follows:

Year ended September 30,	Amount
2012	$84,958
2013	86,479
2014	40,542
Total	$211,979

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

Unregistered equity securities were sold during the third quarter.  See the associated financial statements as well as footnotes 7 and 10, the latter a subsequent event.  In the aggregate, these disclosures reflect numbers, dates and amounts respectively of debt settlement and/or in kind payment of shares for services.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL INSTANCE DOCUMENT

101.SCH **	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL **	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF **	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB **	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE **	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES (*)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYHEALTH CORPORATION

Date: November 14, 2011	By:	/s/Robert L Trinka
Robert L. Trinka,
Chairman, President, CEO,
Principal Executive Officer and Principal Financial

Date: November 14, 2011	By:	/s/ Fidel Rodriguez
Fidel Rodriguez,
V.P./Chief Operating Officer,
Director and Treasurer