Form 10-K
period 2011-12-31
PHYHEALTH Corp
filed 2012-04-16
CIK 1472174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

Commission file number: 333-163076

PHYHEALTH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	26-1772160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 South Royal Poinciana Boulevard, Suite 506 Miami, Florida	33166
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (305) 779-1760

Securities registered under Section 15(d) of the Act:

Title of each class	Name of each exchange on which registered
Common	Not applicable

Securities registered under Section 15(d) of the Act:

Common Stock, par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐  Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐  Yes     ☒ No

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
☒      Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes     ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed fiscal year. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of December 31, 2011 was $915,620.48.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date. 11,031,572 shares of common stock are issued and outstanding as of December 31, 2011.

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

Unless specifically set forth to the contrary, when used in this report the terms “Phyhealth Corporation”, “we”“, “our”, the “Company” and similar terms refer to Phyhealth Corporation, a Delaware corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2011” refers to the calendar year ended December 31, 2011, “2010” refers to the calendar year ended December 31, 2010, “2009” refers to the calendar year ended December 31, 2009 and “2008” refers to the calendar year ended December 31, 2008.  The information which appears on our website at www.phyhealth.com is not part of this report.

PART I

ITEM 1.         BUSINESS.

Our Company is a Delaware corporation located at 700 South Poinciana Boulevard, Suite 506, Miami, Florida 33166 (Telephone: 305-779-1760). Its business model consists of developing community health plans in partnership with physicians, which intend to offer various government and commercial health insurance products and health care services to consumers.  Phyhealth’s wholly owned subsidiary, Phyhealth Sleep Care Corporation (Sleep Care), operates diagnostic and therapeutic sleep laboratories or “sleep centers” in Colorado and Virginia for the diagnosis and treatment of sleep disorders, including sleep apnea. Phyhealth’s potential success relies largely on the profitable management of future insured risks and of healthcare services currently offered through Phyhealth Sleep Care Corporation. Phyhealth Corporation’s website is www.phyhealth.com and Sleep Care’s website is www.phyhealthsleepcare.com.

The Company was dormant during 2008, 2009 and most of 2010.  The Company was created to receive the business, operating assets and liabilities of Physicians Healthcare Management Group, Inc. (PHMG), trading symbol PHYH,) under a spinoff where shares of the Company are distributed to the stockholders of PHMG and both PHMG and the Company became independent publicly traded companies.  That spinoff was effective on November 10, 2010.

During the year 2011, the Company received its first revenues from services provided by its Sleep Care subsidiary as more fully described below.  The receipt of these revenues means that the Company is no longer a “development stage enterprise” for financial accounting purposes.  Although several portions of the business plan are still to be implemented, it is now considered to be an operating entity.

Although the Company’s insurance related business in not yet active, the Company will continue to develop and market products to physicians and physician groups around its community health plan model that is designed to operate in partnership with participating physicians and other healthcare providers.  The Company’s community health plans are structured to integrate all the financial and reimbursement components of healthcare delivery; align the financial incentives of all participants; and empower physicians to assume end-to-end management of healthcare for their patients. The Phyhealth community health plan model is built on the foundation of the physician-patient relationship and rewards physicians for proactively providing the preventative care necessary to keep their patients healthy and for closely managing the ongoing care necessary for patients who suffer from chronic disorders to stabilize their health status.

The Company previously formed Physhield Insurance Exchange, a Risk Retention Group, (Physhield) to offer a medical malpractice liability insurance program for physicians and physician groups marketed through its subsidiary, Phyhealth Underwriters, Inc. (Underwriters).  Underwriters served as the attorney-in-fact (management company) for Physhield.  However, because Physhield had not written any business since its inception, the Company suspended Physhield’s operations as of March 1, 2011, and voluntarily surrendered its Certificate of Authority to the Insurance Commissioner of the State of Nevada in order to recover the capital invested in Physhield to meet the Company’s capital needs for developing additional sleep centers and for corporate expenses.

The Company intends to expand its product offerings to include ownership and operation of local healthcare facilities and other products and services designed to support its goal to increase physicians’ income, reduce their expenses and add to their net worth.  Part of this plan was initiated in October 2010 when the Company incorporated a wholly owned subsidiary named Phyhealth Sleep Care Corporation (Sleep Care) and entered into an agreement with an individual operator to acquire and/or develop a series of sleep care centers over the next year.  In November 2010 Sleep Care initiated the development of a 2-bed diagnostic sleep center in Longmont, Colorado and purchased the assets and assumed certain liabilities of an existing 2-bed diagnostic sleep care center in Denver, Colorado.    In January 2011, the Denver facility was expanded to 4-beds; however, the Denver facility was closed in December 2011 coincident with the Company’s decision to not renew the Denver sleep center space leases.  In January 2012 Sleep Care took over operation of a startup 2-bed sleep center in Brighton, Colorado through an asset purchase agreement, and certain equipment and furnishings from the Denver sleep center were redeployed at that location.   In June 2011 Sleep Care opened a 4-bed diagnostic sleep center in Culpeper, Virginia.  The Longmont and Brighton, Colorado and the Culpeper, Virginia sleep centers have a combined total of 8 beds currently in operation

In August 2011, the Company terminated its agreement with the individual operator and assumed direct management control of the Sleep Care operations.  This action was necessary primarily because the individual operator had not completed the profitable sleep care acquisitions contemplated by the Agreement.  In addition, the sleep centers that were developed were accumulating unanticipated operating losses under the management control of the individual operator. The Company plans to continue developing and growing its sleep care business through expanding its successful existing sleep centers, building new profitable centers in attractive markets and acquiring profitable sleep centers that complement its current operations.

Following the End of the Year, Our Company Entered into a Material Agreement with Queste Capital.

On April 2, 2012, Phyhealth entered into a material agreement with Queste Capital, a Nevada corporation, for the purchase of a majority control of Phyhealth. A majority of over 77% of the voting shares, including the Preferred A stock and the common stock voted in favor of such agreement. The agreement calls for the purchase of shares of common stock by Queste equal to ninety five (95%) percent of the then existing shares of common and preferred, fully diluted to be delivered to the Purchaser, Queste Capital, for $425,000. Pursuant to the terms of the agreement, Phyhealth is obligated to make the necessary OTC Equity Issuer Notification Form filing with FINRA describing such transaction and inclusive matters necessary for the completion of such agreement, including the reverse split of the outstanding common shares of Phyhealth. The execution date of such reverse split will be set for April 20, 2012 in the filing with FINRA. However, the final execution of such reverse split will be determined by FINRA. The reverse split will be 1 share for every 12 held. This will apply to the common shares and to the Series A Preferred. The Series B Preferred will also be rolled back to 1 share for every 12 held, with one exception, as an accommodation for the facilitation of certain transactions.

Upon the closing of that transaction, there will be 84,499,930 common shares issued on a fully diluted basis of which 80,274,933 common shares shall be issued to Queste Capital. The remaining 5%, or 4,224,997 shares, fully diluted and post reverse split, would be held by the current Phyhealth shareholders and their designees.

The Company’s current management anticipates that Queste Capital will change the name of the Company and will add a new business to the Company’s current business segments.  The Company’s management also anticipates that Queste Capital will conduct its business through Phyhealth Corporation, as a publicly traded vehicle, after changing the current officers and directors, subsequent to closing and the consequent change of control and associated disclosures to follow.  The Company anticipates that its current businesses will be independently managed under subsidiaries managed by the Company’s current management.

Because the transaction is material to Phyhealth and its shareholders, this development (to the extent knowable) has been incorporated into this Annual Report post-year-end.

The Healthcare Opportunity

The U.S. healthcare landscape is changing rapidly.  Nationally, healthcare spending grew rapidly in the latter half of the 20th century, from $28 billion and 5 percent of Gross Domestic Product (GDP) in 1960, to $2.6 trillion and 17.6 percent of GDP in 2010, according to the Centers for Medicare and Medicaid Services’ (CMS) National Healthcare Expenditure report.  Healthcare spending has been projected to increase by an average of 5.8 percent each year from 2010 through 2020 and to consume an expanding share of the U.S. economy, reaching $4.6 trillion and 19.8 percent of GDP by 2020, according to CMS’ National Healthcare Expenditure Projections 2010-2020.

Despite having the most expensive health system in the world, the US consistently underperforms under most dimensions of performance (quality, access, efficiency, equity and healthy lives) according to a 2010 report by the Commonwealth Fund.  The US system ranks last or next to last in these five dimensions compared with six other nations: Australia, Canada, Germany, The United Kingdom, The Netherlands and New Zealand.  As costs have risen, the number of people without health insurance (the uninsured) grew to 49.9 million or 16.3% of the population according to the most recent estimate by the U.S. Census Bureau in 2010.  The number of people with health insurance was 256.2 million.  The Census Bureau determined that the number of people covered by private health insurance stood at 195.9 million in 2010, 169.3 million of whom were covered by employment-based insurance programs.  The number of people covered by government health insurance increased to 95.0 million in 2010.

Meanwhile, the Medicare Board of Trustees 2011 report states that 47.5 million people were covered under Medicare in 2010, 39.6 million people age 65 and older and 7.9 million people disabled, with total benefits paid of $516 billion.  The Medicare Part A Hospital Insurance (HI) Trust Fund is improved by the lower expenditures and additional tax revenues instituted by the Affordable Care Act (PPACA).  These changes are estimated to postpone the exhaustion of HI Trust Fund assets from 2017 under the prior law to 2024 under current law.  However, the HI Trust Fund is now estimated to be exhausted in 2024, 5 years earlier than shown in last year’s report and the HI Trust Fund is still not adequately financed over the next 10 years.  The HI Trust Fund has not met the Trustees’ formal test of short-range financial adequacy since 2003. Important to note is that the projected Medicare costs over 75 years are about 25 percent lower because of provisions in the PPACA and accompanying legislation.  Most of the cost saving is attributable to a reduction in the annual payment updates for most Medicare services (other than physicians’ services and drugs) by total economy multifactor productivity growth, which is projected to average 1.1 percent per year.  The Trustees’ report notes that the long-term viability of this provision is debatable.  In addition, an almost 30 percent reduction in Medicare payment rates for physician services is assumed to be implemented in 2012, notwithstanding experience to the contrary.

As a result of the above described trends and other factors, healthcare reform aimed at “bending the cost curve” (reducing total healthcare costs) and decreasing the number of the uninsured became a major legislative priority for President Obama and the Democratic Congress, which passed the Patient Protection and Affordable Care Act along with the Health Care and Education Reconciliation Act of 2010 (collectively referred to as “PPACA”) both of which were signed into law by President Obama in March 2010. This comprehensive legislation touches nearly all components of the healthcare and health insurance systems, each and every member of the American population, and introduces the most sweeping change in the nation’s healthcare since Medicare was enacted in 1965.

PPACA includes a large number of health and insurance provisions that will take effect over the next eight years, including expanding Medicaid eligibility, subsidizing insurance premiums, providing incentives for businesses to provide healthcare benefits, prohibiting denial of coverage and claims based on pre-existing conditions, establishing health insurance exchanges, and support for medical research. The costs of these provisions are to be offset by a variety of taxes, fees, and cost-saving measures, such as new Medicare taxes for high-income brackets, taxes on indoor tanning, cuts to the Medicare Advantage program in favor of traditional Medicare, and fees on medical devices and pharmaceutical companies. There is also an individual mandate to purchase health insurance coverage in the form of a monetary penalty for citizens who do not obtain health insurance (unless they are exempt due to low income or other reasons).

PPACA contains provisions that went into effect at inception on March 23, 2010; on June 21, 2010 (90 days after enactment); on September 23, 2010 (six months after enactment); and provisions that will go into effect at various times in 2014 through 2018.  The full provisions of the Act are extensive and go beyond that which will directly impact Phyhealth’s community health plan and sleep center models.  Below are the key provisions of the Act that management believes will most affect the Company and a chronology of the year in which the provision goes into effect:

Effective upon enactment

•
Support Comparative Effectiveness research by establishing a non-profit Patient-Centered Outcomes Research Institute. Creation of task forces on Preventive Services and Community Preventive Services to develop, update, and disseminate evidenced-based recommendations on the use of clinical and community prevention services.

Effective 2010

•	Adults with pre-existing conditions are eligible to join a temporary high-risk pool, which will be superseded by the healthcare exchange in 2014.
•	Dependent children are permitted to remain on their parents' insurance plan until their 26th birthday regardless of student or marital status.
•	Insurers are prohibited from discriminating against any individuals under the age of 19 based on pre-existing medical conditions.
•	Insurers are prohibited from rescinding coverage from any individual unless that individual has committed an act of fraud against the plan or a misrepresentation of material fact.
•	Insurers are prohibited from charging co-payments or deductibles for Level A or Level B preventive care and medical screenings on all new insurance plans.
•	Individuals affected by the Medicare Part D coverage gap receive a $250 rebate, and 50 percent of the gap was eliminated in 2011. The gap will be completely eliminated by 2020.
•	Insurers' abilities to enforce annual spending caps will be restricted, and completely prohibited by 2014.
•	Insurers are prohibited from dropping policyholders when they get sick.
•	Insurers are required to reveal details about administrative and executive expenditures.
•	Insurers are required to implement an appeals process for coverage determination and claims on all new plans.
•	A new website installed by the Secretary of Health and Human Services will provide consumer insurance information for individuals and small businesses in all states.

Effective 2011

•
Insurers are required to spend 85 percent of large-group and 80 percent of small-group plan premiums (with certain adjustments) on healthcare or to improve healthcare quality, or return the difference to the customer as a rebate.

•
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

•
The formation of integrated health systems will be encouraged through physician payment reforms that enhance payment for primary care services and incentivize physicians to form “accountable care organizations” to gain efficiencies and improve quality.

Effective 2013

•
Under the Act, non-profit, member-run insurance issuers known as Consumer Operated and Oriented Plans (“CO-OPS”) will be allowed to offer coverage through the State insurance exchanges.  Federal loans and grants will be provided for start-up costs and to meet state solvency requirements.  These loans and grants are to be awarded by July 1, 2013.

Effective 2014

•	Insurers are prohibited from discriminating against or charging higher rates for any individuals based on pre-existing medical conditions.
•	Insurers are prohibited from establishing annual spending caps.
•	Expand Medicaid eligibility; individuals with income up to 133 percent of the poverty line qualify for coverage, including adults without dependent children.
•	Offer tax credits to small businesses that have fewer than 25 employees and provide healthcare benefits for them.
•	Impose a $2,000 per employee penalty on employers with over 50 employees who do not offer health insurance to their full-time workers (as amended by the reconciliation bill).
•
Impose an annual penalty of $95, or up to 1 percent of income, whichever is greater, on individuals who do not secure insurance; this will rise to $695, or 2.5 percent of income, by 2016. This is an individual limit; families have a limit of $2,085. Exemptions to the fine in cases of financial hardship or religious beliefs are permitted.

•	Employed individuals who pay more than 9.5 percent of their income on health insurance premiums will be permitted to purchase insurance policies from a state-controlled health insurance option.
•
Pay for new spending, in part, through spending and coverage cuts in Medicare Advantage, slowing the growth of Medicare provider payments (in part through the creation of a new Independent Payment Advisory Board), reducing the Medicare and Medicaid drug reimbursement rates, and cutting other Medicare and Medicaid spending.

•
Establish health insurance exchanges, and subsidize insurance premiums for individuals with income up to 400 percent of the poverty line.  The subsidy will be provided as an advanceable, refundable tax credit. Refundable tax credits are a way to provide government benefit to people even with no tax liability (example: Child Tax Credit).

•
Health insurance companies become subject to a new excise tax based on their market share; the rate gradually increases between 2014 and 2018 and thereafter increases at the rate of inflation. The tax is expected to yield up to $14.3 billion in annual revenue.

Effective 2017

•
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

Effective 2018

•	All existing health insurance plans must cover approved preventive care and checkups without co-payment.
•
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

Historically, the delivery of healthcare has been funded through a variety of public programs and private payers. Since 2007, the economic recession and legislative changes led to a noticeable change in the shares of health care spending that were financed by businesses, households, and governments. In 2010 the federal government financed 29 percent of total health spending, a substantial increase from its share of 23 percent in 2007. Meanwhile, the shares of the total health care bill financed by state and local governments (16 percent), private businesses (21 percent), and households (28 percent) declined during the same time period. CMS’s National Health Expenditure Projections 2009-2019 forecast that public funding would increase at a faster rate than private spending from 2009 to 2019, 7 percent versus 5.2 percent, and would grow from 47 percent of all spending in 2008 to 52 percent of all health care spending by 2019, the reverse of what it was in 2008. PPACA increases the growth in public spending by an estimated $828 billion through fiscal year 2019 according to the CMS Office of the Actuary’s report of April 22, 2010.

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

Phyhealth products and services are designed to take advantage of opportunities available in the marketplace both before and after the enactment of PPACA.  The Company’s community health plan model is designed to provide high quality, affordable healthcare insurance coverage to the broadest segment of patients in the community in full compliance with the new and existing state and federal regulations.  The Company believes PPACA has created or enhanced the following opportunities:

•
Individual insurance and Small Group insurance coverage. The Company believes that the insurance coverage requirements enforced with monetary penalties coupled with the federal subsidies for lower income individuals will expand the market in this category, and as a result, the number of potential members that will be covered under its community health plans.  In addition, with federal subsidies and individual and employer mandates for purchasing health insurance, management believes the incidence of policy lapses (and their costs to insurers) and the credit risk inherent with this category of business will be reduced.

•
Medicaid.  The number of individuals and families eligible for Medicaid will expand by 18 million people (estimate by the CMS Actuary) as a result of the increase in the income ceiling from 100 percent to 133 percent of the poverty level.  This will create a correspondingly larger market for potential members of the Company’s Medicaid Managed Care product.

•
Medicare Advantage.  The Act decreases the reimbursement for the private Medicare Advantage plans the Company anticipates offering.  The U.S Census Bureau’s projected growth in the age 65+ population (Baby Boomers) of 16 percent to 46.8 million by 2015 and 36 percent to 54.8 million by 2020 will create increasing demand for alternatives to the Medicare traditional fee-for-service program.  Also, private Medicare Advantage products have been popular with 11 million or 24 percent of Medicare beneficiaries choosing this alternative in 2010 according to research reported by the Kaiser Family Foundation.  This is nearly double the number of beneficiaries enrolled in private plans in 2003. The Company believes it can develop a Medicare Advantage product that will be marketable, competitive and profitable for its community health plans.

•
Large Group Administration.  PPACA did not eliminate the ERISA self-insurance medical plans used by large groups and which cover some 75 million employees (according to statistics reported by the Self Insurance Institute of America).  Even though this category is not a target for the Company’s plans, the Company will be able to provide third-party administration and network access services to large self-funded employer groups.

•
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

•
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

The predominant reimbursement model employed today is the fee-for-service model that reimburses physicians for providing services, irrespective of the treatment outcome.  The amount of the fee a physician receives for a particular service is largely determined by the Medicare Resource-based Relative Value Scale (RBRVS), which is used by CMS and also widely used by private insurers. PPACA recognizes the need for change in physician reimbursement and provides for the formation of Accountable Care Organizations (ACOs) (see reference above).

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

The August 2009 Update to the Kaiser Family Foundation Primary Care Background Brief concluded “Because primary care doctors spend relatively less time doing procedures, this reimbursement system results in a wide income disparity between family physicians, whose annual income by one estimate averages $173,000, and those practicing specialties such as radiology ($391,000) and cardiology ($419,000), Graduating medical students faced with repaying loans averaging over $100,000 may be more inclined to enter a higher-paying specialty”

“Due to their lower salaries, primary care doctors often take on more patients than specialists to make ends meet. Primary care physicians may enter the field with the goal of forming long-term relationships and coordinating care for patients and instead find themselves confronted with the realities of back-to-back appointments, long hours, and frustration and stress on the part of patient and doctor.”

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

The Phyhealth community health plan design will involve physicians as partners in the ownership and operation of the plan.  The Company’s health plan model will enable physicians, particularly the critically important primary care physicians, to earn significant financial rewards for providing high quality preventative care to keep their patients well, for managing chronic disorders to keep their patients’ health condition stable and for providing only the care necessary for the patient’s injury or illness. The Company’s community health plan model is designed and will be implemented to provide physicians with financial incentives to deliver high quality care at a low cost and provide physicians a higher quality of work life.

The Company believes PPACA has created or enhanced the following opportunities for its prospective physician partners and the Company:

•
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

•
The Company’s community health plan model is designed to give the control of the physician patient relationship to the physician who can involve and inform the patient as indicated in any situation.  This closer relationship enables the physician to better manage care and ensure compliance with treatment regimens and prescribed medications.

•
As licensed HMOs, the community health plans can build or acquire the healthcare treatment facilities needed by the community.  This will give the plan’s physician partners an ownership stake in the facilities; and therefore more control over patient care, the use of resources, and total patient care spending.

•
Since the physicians will own the plan, they can participate in the equity “ownership” of the patients through the HMO.  Physicians share in the equity value (stock ownership) of the HMO, which can increase the physicians’ net worth and provide a financial exit strategy upon retirement, disability or relocation.

•
The Company’s proposed HMOs can also help finance, build and maintain effective information technology systems, such as electronic medical records, that can be used by the physicians who join the HMO network. This can help reduce the cost and increase the capability of these systems as compared to what the physicians can implement on their own.

The Company’s community health plan model has been designed to deliver high quality, affordable care to the community, while allowing the critical primary care physicians to participate in several income streams, including fee income for all the services they are required to perform, cash bonuses based on total cost savings, and dividends from stock owned in the HMO which would be based on all of the HMO’s business activities, including facilities and systems management.  Importantly, the ownership in the HMO provides an asset that the physician can access on retirement, disability or relocation.  In this way, the Company ensures that the income and other financial rewards of primary care physicians increases thereby encouraging more physicians to pursue and/or continue a primary care career.

Potential Impact of the United States Supreme Court’s Decision Expected in June 2012 on Three Cases:  National Federation of Independent Business v. Sebelius (11-393), Department of Health and Human Services v. Florida (11-398), and Florida v. Department of Health and Human Services (11-400)

On March 26, 2012, the United States Supreme Court held a lengthy argument beginning its examination of the constitutionality of President Obama’s healthcare reform law (PPACA).  The justices took up four separate legal issues raised by the PPACA, including the most controversial:  a mandate that every individual purchase a government-approved level of health insurance or pay a penalty. In addition to the individual mandate issue, the high court has agreed to decide whether lawsuits challenging the PPACA should be dismissed under the Anti-Injunction Act, which bars courts from hearing lawsuits challenging a federal tax.  The court also will decide whether the PPACA’s significant expansion of Medicaid at the state level amounts to unconstitutional commandeering of state prerogatives to carry out the work of the federal government without the states’ assent.  Finally, the court is expected to examine whether the entire PPACA, which has measures not linked to the individual mandate, or just a portion of it would need to be struck down should the Supreme Court decide that the individual mandate was unconstitutional.

The Supreme Court’s decision could have a wide ranging impact on the healthcare and health insurance systems, particularly if the entire PPACA is judged unconstitutional.  While the Company’s management believes its businesses can be adapted to a wide range of regulatory, legal and market scenarios, the Company will approach any new projects with the degree of caution indicated by the uncertainty created by the Supreme Court’s pending decision, expected to be released in June 2012.

Overviews of the Company’s Current Businesses and Products

Physhield Insurance Exchange, a Risk Retention Group and Phyhealth Underwriters, Inc.

In March 2009, Physicians Healthcare Management Group, Inc. (PHMG) purchased 42.5 percent of the common stock of Phyhealth Underwriters, Inc., from its joint venture partner, Atlas Insurance Management (“Atlas”), bringing its total ownership to 92.5 percent.  Phyhealth Underwriters serves as the Attorney-in-Fact for Physhield, Phyhealth’s exclusive licensed medical malpractice insurance affiliate.  Following the spinoff, Phyhealth Underwriters became a subsidiary of Phyhealth.  None of the Phyhealth companies have an ownership interest in Physhield, and post spinoff, Physhield became an affiliate of Phyhealth.

Physhield has not written any business since its inception, and the Company suspended Physhield’s operations as of March 1, 2011, and voluntarily surrendered its Certificate of Authority to the Insurance Commissioner of the State of Nevada in order to recover the capital invested in Physhield to meet the Company’s capital needs for acquiring and developing additional sleep centers and for corporate expenses.  Phyhealth Underwriters was subsequently liquidated in December 2011.  The Company may choose to re-enter the medical malpractice market through captive insurers, risk retention groups or other alternative risk management organizations should the right opportunities arise.

Phyhealth Sleep Care

As part of its community health plan strategy, the Company plans to expand its product offerings to include ownership of local healthcare facilities, systems for processing claims for reimbursement, and electronic medical information security devices and systems, among other products and services that would be designed to support Phyhealth’s primary objective to promote community health by supporting the prevention of medical disorders and the active management of patients with chronic medical problems.  This strategy will reduce medical costs and will enable the Company’s community health plans, when formed, to provide insurance coverage and healthcare services to the broadest segment of the local population.  Part of this plan was initiated in September 2010 when the Company incorporated its wholly owned subsidiary, Phyhealth Sleep Care Corporation, and entered into an agreement with an individual operator to open a series of diagnostic sleep care centers over the next year.

Subsequently, in August 2011, the Company terminated its agreement with the individual operator and assumed direct management control of the Sleep Care operations.  This action was necessary primarily because the individual operator had not completed the profitable sleep care acquisitions contemplated by the Agreement.  In addition, the sleep centers that were developed were accumulating unanticipated operating losses under the management control of the individual operator. The Company plans to continue developing and growing its sleep care business through expanding its successful existing sleep centers, building new profitable centers in attractive markets and acquiring profitable sleep centers that complement its current operations.

The National Institute of Health estimates 40 million Americans suffer from chronic sleep disorders and another 20 million have occasional problems.  Chronic sleep deprivation impairs cognitive function, memory, productivity and the immune system and causes more than 100,000 automobile accidents annually.  Billions of dollars are lost in wages, lower productivity and higher insurance rates in the United States every year from the significantly higher accident rates known to occur on the highway and in the workplace due to people who experience excessive drowsiness.

In addition, the long-term effects of sleep deprivation have been associated with a wide range of harmful health conditions including Hypertension, Cardio Vascular Disease, Type II Diabetes, Stroke, Obesity and Depression.  The diagnosis and treatment of sleep disorders has a major preventative effect on improving the patient’s general health, safety and well-being and the quality of life of the patient and the patient’s family.  Gaining control of sleep disorders within a community and administering the appropriate treatment has the potential to save significant dollars in total healthcare costs.

In November 2010, Sleep Care contracted for the office space, furnishings and equipment necessary to operate a 2-bed sleep center in Longmont, Colorado.  On November 17, 2010, Phyhealth Sleep Care purchased the assets and assumed certain liabilities of a 2-bed sleep care center located in Denver, Colorado, and in December 2010 Sleep Care contracted for office space, furnishings and equipment necessary to expand the Denver center to 4-beds.  Sleep Care began treating patients in its Longmont Center in January 2011 and in its Denver center in March 2011.  The Company closed the Denver center in December 2011 coincident with its not renewing the sleep center space leases.  In June 2011 Sleep Care opened a 4-bed diagnostic sleep center in Culpeper, Virginia.  On January 1, 2012, the Company took over a 2-bed startup sleep center in Brighton, Colorado, by acquiring the assets and redeployed certain equipment and furnishings from the Denver center.  In February 2012, the Company formed a new subsidiary corporation, Phyhealth Sleep Care Colorado, Inc., under which it will operate the Brighton sleep center.

Sleep Care realized its first revenue from operations in February 2011.  Diagnostic sleep studies are eligible for reimbursement under Medicare, other government insurance programs, and commercial health insurance programs.  Sleep Care will generate regular operating revenue from operating its facilities, which is expected to steadily increase as more sleep care centers are opened or expanded.  In its three Sleep Centers in Longmont and Brighton, Colorado and Culpeper, Virginia, Sleep Care currently operates a combined total of 8 beds.

Sleep Care operates its sleep centers as Independent Diagnostic Testing Facilities (IDTFs) dedicated to providing diagnostic and therapeutic sleep care.  Sleep Care contracts with physicians, who are Board Certified Specialists in sleep medicine, as Medical Directors who oversee the operation of the sleep centers. Currently, the company contracts with two Board Certified physicians one for its Colorado sleep centers and another for its Culpeper Center.  The in-laboratory testing is conducted by registered polysomnographers or other qualified sleep technologists, who are employed by Sleep Care on both a full and part-time basis.  Sleep Care contracts with its Medical Directors and other qualified physicians to read and interpret a patient’s sleep study and prepare reports for the patient’s referring physician.  Sleep Care outsources its human resources management and payroll services with Oasis Outsourcing, Inc.

Sleep Care relies on payment for its services from third-party payers, such as HMOs, PPOs and health insurers, with whom Sleep Care maintains provider reimbursement agreements.  Alternatively, when permissible, Sleep Care bills it services through its Medical Director’s provider reimbursement programs.  Patients are responsible for payment of any balance between the allowed payment amount and the amount reimbursed by the third-party payer, for example co-payments, unmet deductible amounts and coinsurance. In January 2012, Sleep Care entered into an exclusive agreement with a third-party organization to provide sleep testing for commercial truck drivers. For competitive reasons, Sleep Care prefers to keep the details of that agreement confidential.  Payment for services under this agreement is provided to Sleep Care directly from the third-party contractor.

In order to qualify to treat patients of certain governmental and commercial insurance programs, including Medicare, a sleep center must be accredited by a recognized independent accreditation agency, one of which is the American Association of Sleep Medicine (AASM).  Sleep Care’s sleep center in Brighton, Colorado has been issued its Provisional Accreditation by AASM, and the sleep center in Culpeper, Virginia has applied for its Provisional Accreditation from AASM.  It is anticipated that both the Brighton and Culpeper centers will qualify for and receive their full Accreditation from AASM during 2012. Sleep Care will apply to AASM for accreditation of its Longmont, Colorado sleep center once the physical space and facility modifications necessary to meet the requirements for accreditation have been completed.

Phyhealth plans to invest capital and channel other resources to acquire and/or develop sleep centers in favorable markets throughout the country.  In addition to producing operating revenue, Phyhealth’s sleep centers can give the Company a foundation, with important physician and patient relationships, upon which to develop its community health plans.  The diagnosis and treatment of sleep disorders is an important preventative measure in reducing patients’ total healthcare costs, which is consistent with the Company’s community health plan philosophy.

Phyhealth Community Health Plans

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

Phyhealth’s community health plans will be for-profit corporations in which Phyhealth will have an ownership interest that will vary from plan to plan and could range from 20 percent to 100 percent depending on the source of capital.  Phyhealth post spinoff will be publicly traded on the OTC:QB and this will open up equity financing that can be used to fund the large and expensive development projects necessary to improve care and lower costs.  It also provides opportunities to give physicians substantive stock rewards in addition to cash compensation, without increasing costs to the patients, state and federal governments, employers and other payers.

Phyhealth Community Health Plan’s Implementation and Growth Strategy

Phyhealth plans to launch its first or “Pilot” community HMO in a selected market that offers the right combination of efficient medical delivery systems and a member population seeking a local solution sponsored by their own physicians once the Company has acquired the necessary additional capital.

The “Pilot” HMO, expected to be initially owned and operated by Phyhealth, will serve as the platform upon which we plan to introduce subsequent community-based HMOs that will be owned in partnership with local physicians.  In the short run we will focus on growing the “Pilot” HMO’s business and building the Phyhealth infrastructure.  The strategy of beginning with a wholly owned HMO gives us several important advantages including:

•	Entering the market sooner and initiating Phyhealth’s revenue streams at an earlier date and utilizing earnings from the “Pilot” HMO to form and capitalize additional Phyhealth plans.
•	Streamlining the regulatory approval process which reduces development time and costs.

•	Facilitating the build-out of Phyhealth’s HMO marketing, financial and operations infrastructure, which will be necessary to support multiple Phyhealth Plans.
•	Paving the way in key markets for forming physician partnerships.

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

A key strategic investment was the Company’s purchase of all but 7.5 percent of Phyhealth Underwriters, Inc., the Company’s joint venture with Atlas Insurance Management, formed to underwrite medical professional liability insurance through Physhield Insurance Exchange.  PHMG paid $590,000 for an additional 42.5 percent of Phyhealth Underwriters, Inc. (“Underwriters”) common stock, a $600,000 surplus note, start-up loan and accrued interest, giving Phyhealth 92.5 percent of Underwriters.  Essentially, the Company replaced Atlas’s cash capital surplus contributed to Physhield and had Atlas’s Surplus Note reissued to Phyhealth, giving Phyhealth the right to the funds and future repayment.

In 2008, the Company made other investments designed to meet its objectives, which are described below and in detail in the Notes to Financial Statements.  Management has continued to pursue the business relationships and funding to operate an HMO while awaiting the outcome of the latest legislation surrounding healthcare that culminated with the enactment of the PPACA and the judicial review described above.  The Company’s strategic investments were in the following entities: AccessKey IP, Inc. (OTC Pink Sheets:AKYI), MLH, Inc. and Wound Management Technologies, Inc. (OTC Bulletin Board: WNDM), ZST Digital Networks, Inc. (Nasdaq: ZSTN); Bio-Matrix Scientific Group, Inc. (OTC Bulletin Board: BMSN) and  Bottled Water Media a privately held company.

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

Phyhealth Community Health Plan Operations Phyhealth intends to develop a centralized, scalable administrative operation at its Miami, Florida headquarters to take advantage of operational efficiencies and facilitate data reporting and analysis in regulatory compliance, claims payment, actuarial review, health risk assessment, benefit design, and medical utilization.

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

Phyhealth Community Health Plan Sales and Marketing Strategy

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

Phyhealth Community Health Plan’s Competitive Advantages

Management has identified the following as Phyhealth’s strongest competitive advantages:

•
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

•
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

•
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

•
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

•
Flexibility and adaptability. The enactment of comprehensive insurance and healthcare reform through PPACA creates a new regulatory environment that will impact insurers, physicians, hospitals and most of all, individuals and their families.  There have already been challenges by state attorneys general to certain provisions of PPACA and according to Gallup and other polls, the majority of the public does not support the reform effort as of the date of this Prospectus.  The U.S. healthcare system is highly complex and has generated expenditures of $2.7 trillion or 17.6% of the nation’s GDP in 2010 (see prior reference).  In addition, the healthcare and insurance industries are regulated by an interwoven state and federal regulatory framework that is subject to frequent changes and modifications, if not major overhauls.  By keeping its community health plans (HMOs) focused on local interests with a narrow span of control, and the Company’s approach to centralized but distributed operations, the Company is positioned to react quickly to the changes that are certain to be a part of the healthcare landscape for the foreseeable future.

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

Additional Disclosures

Employees.

As of December 31, 2011, Phyhealth had two full-time executive employees who work out of Phyhealth’s Miami, Florida headquarters.  Phyhealth Sleep Care Corporation had 9 full-time and 2 part-time employees (through an employee leasing agency) who work at Sleep Care’s sleep center locations. None of such employees are represented by employee union(s).  Phyhealth believes its relations with all of its employees are good.

More specifically, only Robert Trinka and Fidel Rodriguez work full time for Phyhealth Corporation.  Any additional Phyhealth staff will be hired as the operational plans are scaled up and implemented and as the funding contemplated is achieved.

In September 2010, Phyhealth Corporation entered into a Joint Venture Agreement with an independent operator to develop diagnostic sleep centers under the company name Phyhealth Sleep Care Corporation.  This operator was slated to become a full-time employee of Phyhealth Sleep Care Corporation during 2011 and was to be invited to serve on Phyhealth Sleep Care Corporation’s and Phyhealth Corporation’s Board of Directors.  However, the Joint Venture Agreement was terminated by the Company in August 2011 for the reasons stated above and the operator was removed from all director positions.  The Company, the independent operator, and other parties unrelated to the Joint Venture Agreement entered into a settlement agreement in March 2011, which among other things formally dissolved the Joint Venture Agreement.  The Company agreed to maintain the confidentiality of the terms of the settlement.

Property.

Phyhealth has one leased office located at 700 South Royal Poinciana Boulevard -- Suite 560, Miami, Florida 33166.  In March 2011, Phyhealth Corporation entered into a 38 month lease at this location for 1600 sq. ft. of office space at a cost of $3,460 per month, including utilities commencing May 1, 2011.   The office location provides convenient access to air transportation and is situated within commuting distance of qualified, experienced applicants for employment.  The office building is a 10-story structure that has space available for immediate expansion.

Phyhealth Sleep Care Corporation also has leased office space as described above for operation of its sleep centers in Brighton and Longmont, Colorado and Culpeper, Virginia.  In addition, Phyhealth Sleep Care leases additional office space in Culpeper, Virginia.  Phyhealth Corporation is a guarantor of the lease in Longmont, Colorado, but not on any of the other Sleep Care facility leases.  The Longmont facility lease allows for termination with 60 days’ notice.  The Company plans to lease additional office space in its selected markets to develop and grow its sleep center business.

Experienced Management Team. Phyhealth’s management team has extensive experience managing varied types of insurance organizations, including physician-managed insurers. Phyhealth has expertise in the individual and small group markets, Medicare Advantage and with small to midsize employers who self-fund their employee medical benefits.  Phyhealth has worked with Independent Physician Associations (“IPAs”) and a wide variety of physician group practices, societies and associations.  Phyhealth brings the optimum combination of full-time executives, specialized independent consultants and strategic partners to ensure it has the expertise and knowledge required to meet operating challenges, while keeping overhead costs low.  HOWEVER, PROJECTS AND BUSINESS ACTIVITIES AS SUGGESTED HEREIN ARE INHERENTLY RISKY. (SEE “RISK FACTORS” BELOW.)

History of the Company

On November 10, 2010, the effective date of the registered spinoff, 6,603,312 shares of Common Stock, Par Value $0.0001 Par Value, 3,240,008 of Series A Preferred Convertible Shares and 622,332 of Series B Preferred Convertible Shares of Phyhealth Corporation were spun-off by its then parent, Physicians Healthcare Management Group, Inc.  (“PHMG”). Of the 6,603,312 shares of Common Stock, 3,472,713 shares were issued to PHMG. Phyhealth had no prior operating history.

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

We have not operated profitably since inception, its predecessor was never operated profitably and there are no assurances we will ever generate profits. In addition, it is expected that we will continue to incur operating losses in the near future.   There is no assurance that we will be able to fully implement our business model or operate profitably in the future. Our failure to generate substantial revenues and achieve profitable operations in future periods will adversely affect our ability to continue as a going concern.  If we should be unable to continue as a going concern, you could lose all of your investment in our company.  The just executed Queste Capital transaction described above may have positive and negative implications on the Risk Factors outlined below but such impact is not currently knowable.

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

Risk Factors Relating to the Spinoff of Phyhealth Corporation by Physicians Healthcare Management Group, Inc. (PHMG) on November 10, 2010

Following the spinoff, there were specific areas where (under a Separate Agreement between the parties) PHMG could not compete for 12 months (ending November 2011) with Phyhealth as to specified current or planned products and services.  Accordingly, PHMG is able to compete with Phyhealth directly or enable others to compete with Phyhealth by providing detailed knowledge of Phyhealth’s unique business model, its systems, business processes and insurance products.  This competition may limit Phyhealth’s success in marketing its product and service offerings.

Phyhealth may be unable to make the changes necessary to operate as an independent entity or may incur greater costs, which could prevent it from operating profitably.

Separation Agreement May Limit Phyhealth’s Competitive Potential.  Phyhealth was incorporated in Delaware in 2008, to operate as a business unit of PHMG. However, following the spinoff, PHMG has no obligation (beyond that provided in the Separation Agreement) to provide financial, operational or organizational assistance to Phyhealth.  As a consequence, Phyhealth may not be able to successfully implement the changes necessary to operate independently.  Phyhealth may also incur additional costs relating to operating independently that would cause its available funds to decline materially. Phyhealth cannot assure you that once it becomes a stand-alone company, it will be profitable.   In addition, agreements that Phyhealth has entered into in connection with the spinoff may require Phyhealth’s business to be conducted differently than previously conducted and will cause its relationship with PHMG to be different from what it has historically been. These differences may harm Phyhealth’s operating results and financial condition.  Following the spinoff, there are specific areas where (under a Separate Agreement between the parties) PHMG could not compete for 12 months with Phyhealth as to specified current or planned products and services.  Thereafter, PHMG is able to compete with Phyhealth directly or enable others to compete with Phyhealth by providing detailed knowledge of Phyhealth’s unique business model, its systems, business processes and insurance products.  This competition may limit Phyhealth’s success in marketing its product and service offerings. Further, Phyhealth may be unable to make the changes necessary to operate as an independent entity or may incur greater costs, which could prevent it from operating profitably.

In Registrant’s Accounting and Management Systems and Resources May Be Inadequate.  Phyhealth’s accounting and other management systems and resources may not be adequate to meet the ongoing financial reporting and other requirements to which Phyhealth will be subject following the spinoff.  If Phyhealth is unable to achieve and maintain effective internal controls, its operating results and financial condition could be harmed.

Prior to the spinoff, PHMG was not directly subject to reporting and other requirements of the Securities Exchange Act of 1934 (the “Exchange Act”).  As a result of the spinoff, Phyhealth is directly subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Sarbanes-Oxley requires annual management assessments of the effectiveness of Phyhealth’s internal controls over financial reporting. Phyhealth’s reporting and other obligations will place significant demands on its management and administrative and operational resources, including accounting resources.

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

While Separate Companies Post-Spinoff, Initially There Will Be Overlapping Directors and Management.  Post spinoff, PHMG initially is managed by its Board of Directors, which is comprised of its three (3) current directors, two of whom are its present full-time management employees.  The same three (3) directors also serve on Phyhealth’s Board of Directors.  PHMG intends to hire new management and other employees to support the development of its operations. To date, this has not occurred. Accordingly, Phyhealth's management employees have dual responsibilities with respect to Phyhealth and PHMG. The conflicting time commitments may prove adverse to the operations of Phyhealth.

Risk Factors Relating to Phyhealth Common Stock

The Market Price and Trading Volume of Phyhealth Common Stock May Be Volatile and May Face Negative Pressure.   There may be significant fluctuations in price. Investors’ interest may not lead to a liquid trading market and the market price of Phyhealth common stock may be volatile. This may result in short- or long-term negative pressure on the trading price of shares of Phyhealth common stock.  The market price of Phyhealth’s common stock may also be volatile due to the risks and uncertainties described in this “Risk Factors” section, as well as other factors that may affect the market price, such as:

•	Conditions and publicity regarding the health care, health insurance and medical malpractice insurance industries generally, and to the sleep diagnostic and treatment industry;
•	Price and volume fluctuations in the stock market at large which do not relate to Phyhealth’s operating performance; and
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

Future Sales of Phyhealth Stock Could Adversely Affect Its Stock Price and Its Ability To Raise Capital in the Future.  Sales of substantial amounts of Phyhealth common stock could harm the market price of its stock. This also could harm Phyhealth’s ability to raise capital in the future. The shares issued in the spinoff are freely tradable without restriction under the Securities Act of 1933 (the “Securities Act”) by persons other than “affiliates,” as defined under the Securities Act. Any sales of substantial amounts of Phyhealth common stock in the public market, or the perception that those sales might occur, could harm the market price of Phyhealth common stock.

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

Risk Factors Relating to Phyhealth’s Business

Phyhealth’s First Revenue From Operations Was Generated in January 2011 and Its Operations Are Not Profitable.  Phyhealth may not currently have the capital surplus required to be issued a Certificate of Authority to operate a health maintenance organization (HMO) in many states, including Florida where its operations are based.  Therefore, Phyhealth will require additional funding and/or a development partner in order to build its first community health plan.  In addition, with regard to the sleep diagnostic and treatment industry, which has recently been the main focus of Phyhealth, Phyhealth will most likely require additional funding and/or a development partner to act upon opportunities that arise. The company cannot assure its investors that it will be able to raise the necessary capital or find the development partners necessary to launch its health plan operations.

Regulatory Status and Challenges.  Phyhealth’s affiliate, Physhield Insurance Exchange, a Risk Retention Group, was issued its Certificate of Authority from the state of Nevada in 2006 and was registered to underwrite medical professional liability insurance in Nevada, Texas, Florida, Maryland and the District of Columbia; and could have potentially operated its business in all fifty states.    Physhield suspended operations as of March 1, 2011 and voluntarily surrendered its Certificate of Authority to the Insurance Commissioner of the State of Nevada in order to repay part of the Surplus Note held by the Company.  Phyhealth Underwriters, Inc., the Attorney-in-fact for Physhield was liquidated in December 2011.  The Company plans to re-enter the medical malpractice business should the right opportunity arise. However, there is no assurance that the Company will be able to raise the capital necessary to start another captive insurer or risk retention group.

The Patient Protection and Affordable Care Act (PPACA) that was signed into law by President Barack Obama on March 23, 2010, along with the Health Care and Education Reconciliation Act of 2010 (signed into law on March 30, 2010), provide for comprehensive changes in the way health insurers conduct business and this could materially impact the operations of Phyhealth’s community health plans.

With plan years beginning September 23, 2010, health insurers are required to provide more coverage to additional insureds and are limited in their ability to defend against certain claims, such as:

•	Prohibition on maintaining lifetime limits on the dollar value of benefits for any insured.
•	Prohibition on rescinding coverage from any insured unless in the case of fraud or misrepresentation of a material fact.
•	Provide first dollar coverage for specified preventative health services, including immunizations and health screenings.
•	Extend coverage for dependent children up to age 26.
•	Maintain spending for healthcare services by insurers at not less than 85% of collected premiums on large groups and 80% on small groups and individuals.
•	Prohibition on excluding pre-existing condition exclusions for all enrollees under the age of 19 as of September 23, 2010 (and for all other enrollees as of January 1, 2014).

With plan years beginning January 1, 2014 health insurers will be subject to additional coverage requirements and restrictions, reporting requirements and will begin competing for business through state insurance exchanges, particularly:

•	Insurers must provide guaranteed availability of commercial coverage for every individual that applies for coverage and guaranteed renewability.
•
State insurance exchanges designed to increase competition among insurers will be implemented.  Additional competition will be provided through Consumer Operated and Oriented Plans (“CO-OPS”) that will be funded by the federal government (no later than July 1, 2013) to provide an alternative to commercial insurance companies.

•	Plans must comply with standardized deductible and out-of-pocket cost maximums.
•	Plans begin reporting coverage information to each insured and to the Internal Revenue Service.

Effective in 2014, the Act provides for assessments of certain fees and taxes on health insurers, including a Health Insurance Provider annual fee based on the insurer’s market share and net premiums, which will need to be passed on to insureds, through increased premiums.

The PPACA mandates the purchase of health insurance coverage by individuals on January 1, 2014 and provides monetary penalties for not having coverage.  Subsidies to purchase coverage will be provided under the Act beginning in 2014 for individuals and families with incomes between 100% and 400% of the Federal Poverty Level.

The PPACA introduces historic changes to the health insurance market and broadens the involvement of the federal government and both the positive and negative impacts of this Act cannot be fully analyzed as of the date of this Prospectus. In addition, the PPACA is under judicial review by the United States Supreme Court (as described above) bringing all or part of the PPACA into question. While the Company believes the development of its community health plan model and its sleep care business will remain viable, it cannot provide any assurance to its investors that the Company will be able to operate profitably under the new regulations or that its products and services will be competitive in the changing marketplace.

Phyhealth’s Business Activities Are Highly Regulated by the Insurance Commissioner of Each State.   Phyhealth’s community health plan model is subject to substantial federal and state regulation, in addition to the recently enacted PPACA. These laws and regulations, along with the terms of Phyhealth’s contracts and licenses, regulate how Phyhealth does business, what services are offered and how Phyhealth interacts with its customers, health care providers and the public. Laws and regulations applicable to Phyhealth’s businesses are subject to frequent change and varying interpretations. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or the issuance of new regulations could adversely affect Phyhealth’s business by, among other things:

•	Imposing additional license, registration or capital reserve requirements;
•	Increasing administrative and other costs;
•	Forcing Phyhealth to undergo a corporate restructuring;
•	Increasing mandated benefits without corresponding premium increases;
•	Limiting Phyhealth’s ability to engage in inter-company transactions with our affiliates and subsidiaries;
•	Forcing Phyhealth to restructure its relationships with health care providers; or
•	Requiring Phyhealth to implement additional or different programs and systems.

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

In addition, the operations of Phyhealth’s subsidiary, Phyhealth Underwriters, were dependent on the operations of Physhield Insurance Exchange, which is a medical liability risk retention group authorized by the Federal Liability Risk Retention Act of 1986 and licensed as an Association Captive insurer domiciled in the state of Nevada.  Physhield has ceased operations and has surrendered its Certificate of Authority, and has liquidated Phyhealth Underwriters.  The Company can contract to manage other captive insurers and risk retention groups, but there can be no assurance that the Company will be able to re-enter the medical malpractice business.

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

Limitations of Business Model.  Phyhealth will rely on the profitable management of future insured risks for its success either through earning an underwriting profit directly, or by earning fees from subsidiaries and affiliates that must manage risk profitably to remain in operation. Sleep Care relies on the profitable management of its sleep centers.  Phyhealth cannot guarantee it will be able under all circumstances to profitably manage its insurance and health care delivery businesses nor can the solvency of Phyhealth’s operating insurance entities be assured.

Business Heavily Dependent on Its Ability To Forge and Maintain Business Relationships with Physicians and Physician Organizations.  Phyhealth’s community health plan model shares ownership, governance and operational responsibilities with its physician partners who will have a significant ownership stake in the plan.  Physicians are the key to Phyhealth’s ability to manage healthcare costs, which drives Phyhealth’s ability to compete in the marketplace and its financial performance.  Phyhealth’s physician partners will be heavily incentivized to deliver quality care and control total patient costs. Similarly, Phyhealth's engagement in the sleep diagnostic and treatment industry, requires the existence and maintenance of relationships with physicians upon whom Phyhealth's subsidiary, Phyhealth Sleep Care Corporation and Phyhealth Sleep Care – Colorado, Inc. depends on for referrals.

Phyhealth’s success, including that of its subsidiaries, will be dependent upon, among other factors, its ability to successfully attract qualified physician partners. The physicians must then successfully transition a significant portion of their patient base, as well as attract new patients into Phyhealth plans. Phyhealth cannot assure that its physician partners will devote adequate time, talent or resources to managing patient care and medical utilization, or provide sound governance.  The failure of physicians to perform these functions could have an adverse impact on Phyhealth’s competitive position, its growth and development, and its overall financial performance.

Phyhealth’s Products and Services Are in Competitive Segments of the Healthcare Market.  The principal competitive factors that affect Phyhealth include: marketing innovative products and services, managing costs to maintain competitive pricing, recruiting physicians for health plans and sleep center operations and referrals, maintaining the distribution systems necessary to attract patients to Phyhealth’s products, delivering superior customer service, and aggressively managing insured risks. Phyhealth cannot assure that it will be able to successfully compete against current and future competitors and grow and maintain its market share in any of its businesses.

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

Principal Stockholders hold approximately 77% of the Phyhealth Voting Shares.   Individual officers, directors, advisors and more than 5% shareholders (the “Principal Stockholders”) own in the aggregate approximately 77% of Phyhealth’s outstanding common shares. (See “Security Ownership of Certain Beneficial Owners and Management.”) Consequently, the Principal Stockholders may be able to effectively control the outcome on all matters submitted for a vote to Phyhealth’s stockholders.  Specifically, at least initially, the Principal Stockholders will be able to elect all of Phyhealth’s directors. Such control by the Principal Stockholders may have the effect of discouraging certain types of transactions involving an actual or potential change of control, including transactions in which holders of Shares might otherwise receive a premium for their Shares over then current market prices. In addition, on April 2, 2012, Phyhealth entered an agreement with Queste Capital, a Nevada corporation for the purchase of a control block of shares, constituting ninety five (95%) percent of the then existing shares of common and preferred, fully diluted to be delivered to the Purchaser, Queste Capital. Accordingly, the future success of Phyhealth may depend upon the principals of Queste Capital.

Any Substantial Sale of Stock Could Depress the Market Value of Phyhealth. The Principal Stockholders, including directors and officers (among whom is Robert Trinka) beneficially hold as of the date of this Prospectus, directly or indirectly, approximately 77% of the outstanding shares of Phyhealth.  All of such shares held by the Principal Stockholders are “restricted” and/or “control” shares as defined in Rule 144 under the Securities Act (“Rule 144”).  This Rule also extends to non-affiliates of Phyhealth with regard to restricted shares, that is, those not freely tradable.  All of these restricted shares have been owned (or deemed to be owned) beneficially for more than one year by existing shareholders and may not be sold in the market pursuant to Rule 144 until at least six (6) months has passed from the date of their purchase (as in the case of a reporting company, such as Phyhealth).  We can make no prediction as to the effect, if any, that sales of shares, or the availability of shares for future sale, will have on the market price of the shares prevailing from time to time of Phyhealth. Sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could depress prevailing market prices for the shares. Such sales may also make it more difficult for Phyhealth to sell equity securities or equity-related securities in the future at a time and price which it deems appropriate.

We will need additional financing which we may not be able to obtain on acceptable terms.  If we cannot raise additional capital as needed, our ability to execute our business plans and grow our company will be in jeopardy.

ITEM 1B.      UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.         PROPERTIES.

Phyhealth has one leased office located at 700 South Royal Poinciana Boulevard -- Suite 560, Miami, Florida 33166. In March 2011 Phyhealth Corporation entered into a 38 month lease for its current offices of 1600 sq. ft. at a cost of $3,460 per month, including utilities.   The office location provides convenient access to air transportation and is situated within commuting distance of qualified, experienced applicants for employment.  The office building is a 10-story structure that has space available for immediate expansion.

Phyhealth Sleep Care Corporation has leased office space as described above for operation of its sleep centers in Denver and Longmont, Colorado.  The Company plans to lease additional office space in its selected markets to develop and grow its sleep center business.

ITEM 3.         LEGAL PROCEEDINGS.

There have not been any material civil, administrative or criminal proceedings concluded, pending or on appeal against Phyhealth, or its respective affiliates and principals. However, PHMG is a party to two separate legal proceedings, both of which were pending during the reporting period. Since Phyhealth is the successor to PHMG, for most purposes, it has assumed the pursuit of the matter in which PHMG is the plaintiff and it may inherit the obligations associated with the action in which PHMG is the defendant. We know of no legal proceedings pending or threatened or judgments against the Company or against any director or officer of the Company in his or her capacity as such.

An investor in the Company’s former parent corporation, Physicians Health Management Group Inc. (PHMG), has initiated litigation against PHMG. The investor asserts that the August 2008 exchange of PHMG's convertible debenture, issued by PHMG to such investor, for PHMG Series B Preferred shares, should be voided. The investor claims that its own former Investment Advisor had conflicting interests, alleging that its Investment Advisor also represented PHMG at that time.

The investor seeks to have the conversion, executed by PHMG and the investor’s former Investment Advisor, declared void, so that the convertible debenture, with PHMG, in an amount of $263,000, plus accrued interest, would remain a convertible debenture with PHMG instead of preferred stock with PHMG.  PHMG believes this case is without merit and has asked its legal counsel to vigorously contest this matter.  The investor’s former Investment Advisor and PHMG deny that there was any conflict of interest and deny any wrongdoing in this exchange, and deny any other circumstance which would enable the investor to retroactively avoid the exchange.  After discovery in the litigation is complete, PHMG's legal counsel plans to file a motion for summary judgment, as its legal counsel sees no factual basis for the complaint. PHMG’s management believes it will successfully defend this claim and does not believe that the outcome of this litigation will have a material impact to PHMG’s consolidated financial statements.  The Company's management does not believe that the outcome of this litigation will have any impact on the Company's consolidated financial statements. Accordingly, no liability has been recorded in PHMG's financial statements or the Company’s consolidated financial records regarding this litigation between PHMG and the PHMG investor.

On May 15, 2009, PHMG invested $250,000 with a Mr. Scott Haire and MLH, Inc. (MLH), a provider of specialty medical, biotechnology solutions and technology applications.  The investment was for Wound Management Technologies, Inc. (OTCBB: WNDM) common stock and a 10% Secured Promissory Note (the “Note”) which was originally due June 15, 2009. This is among the assets assumed by Phyhealth, post-spinoff. Following several amendments and extensions, the monetary portion of the Note was paid in full in August 2009.  However, part of the consideration received for making the investment and extending repayment, was 100,000 restricted common shares of Wound Management common stock.  In addition, the Note, as amended included a Put Option requiring MLH and Scott Haire to purchase 75,000 shares of the WNDM stock at $3.00 per share.  However, Scott Haire, MLH and Wound Management have refused to honor the terms of the Note, as amended, and have not issued the 100,000 shares of WNDM common stock to PHMG and have not paid the $225,000 due upon PHMG’s exercise of the Put Option. Management believes the terms of the Note as amended are legally enforceable and has accordingly filed suit against Wound Management, Scott Haire and MLH and other parties.  The suit sounds in breach of contract and fraud. While Management is confident of its position in this suit, there is no assurance that there will be a positive outcome to this dispute or that the defendants will be capable of satisfying any judgment.

ITEM 4.         (REMOVED AND RESERVED).

PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Bulletin Board under the symbol “PYHH.” The following table shows the high and low closing prices for our common stock, during the calendar year 2011, as reported by the OTC Bulletin Board. We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock. Some of the quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

November 10, 2010 to December 31, 2010	High	Low
Fourth quarter	$0.01	$0.01
January 1, 2011 to December 31, 2011
First quarter	$0.25	$0.01
Second quarter	$0.54	$0.01
Third quarter	$0.47	$0.12
Fourth quarter	$0.10	$0.083

On December 31, 2011, the last sale price of our common stock as reported on the OTC Bulletin Board was $0.083 per share.  As of December 31, 2011, we had 11,031,572 shares of common stock outstanding, held by approximately 455 shareholders and 24 holders of record of its preferred stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

On December 31, 2011, 11,031,572 shares of Common Stock, Par Value $0.0001 Par Value, 2,964,469 of Series A Preferred Convertible Shares and 612,489 of Series B Preferred Convertible Shares of Phyhealth Corporation were outstanding. Of these shares, 3,472,713 shares of Common Stock are held by Physicians Healthcare Management Group, Inc. (“PHMG”).

ITEM 6.         SELECTED FINANCIAL DATA.

The following table sets forth certain financial data for the Company. The selected financial data should be read in conjunction with the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of Company and notes thereto. The selected financial data for the years ended December 31, 2011, 2010 and 2009 and for the period January 18, 2008 (inception) to December 31, 2008, have been derived from the Company’s audited consolidated financial statements.

	Year Ended 12/31/11	Year Ended 12/31/10	Year Ended 12/31/09	1/18/2008 (Inception) to 12/31/08
Income Statement Data:
Revenue	$507,489	$-	$-	$-
Operating Expenses	$(1,927,521)	$(672,665)	$(2,671)	$(944)
Other expenses	$(848,758)	$-	$-	$-
Net Loss	$(2,268,790)	$(672,665)	$(2,671)	$(944)

Net Loss attributable to Phyhealth Corporation and subsidiaries	$(2,266,380)	$(632,073)	$(2,671)	$(944)
Net Loss per Share	$(0.29)	$(0.67)	$(2.67)	$(0.94)
Weighted Average Common Shares Outstanding - Basic and Diluted	7,746,343	941,746	1,000	1,000

Balance Sheet Data:
Working Capital	$(593,619)	$812,957	$-	$-
Total Assets	$341,515	$1,787,412	$-	$-
Accumulated Deficit	$(2,902,068)	$(635,688)	$(3,615)	$(944)
Phyhealth Corporation Stockholders’ Equity	$(475,757)	$(1,571,702)	$(2,671)	$-

The following table sets forth certain financial data for PHMG, the Company’s predecessor. The selected financial data should be read in conjunction with PHMG’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of PHMG and notes thereto.  The selected financial data for the period from January 1, 2010 to November 9, 2010 and for the years ended December 31, 2009 through 2006 and for the period February 14, 2005 (inception) to December 31, 2005, have been derived from PHMG’s audited consolidated financial statements.

	For the period 1/1/10 to 11/09/10	Year Ended 12/31/09	Year Ended 12/31/08	Year Ended 12/31/07	Year Ended 12/31/06		2/14/2005 (Inception) to 12/31/05
Income Statement Data:
Revenue	$-	$-	$-	$-	$	--$ -	-
Operating Expenses	$(858,619)	$(398,649)	$(1,093,845)	$(599,168)		$(380,481)	$(209,018)
Loss From Operations	$(858,619)	$(398,649)	$(1,093,845)	$(599,168)		$(380,481)	$(209,018)
Interest and Other income and expense, net	$211,326	$(108,976)	$(1,748,022)	$-		$(250)	$-
Net Loss attributable to PHMG	$(623,447)	$(501,599)	$(2,841,867)	$(599,168)		$(380,731)	$(209,018)
Net Loss per Share	$-	$-	$(0.02)	$-		$-	$(0.03)
Weighted Average Common Shares Outstanding - Basic and Diluted	155,925,507	155,925,819	155,998,864	241,144,801		177,105,608	6,835,488

Balance Sheet Data:
Working Capital	$864,150	$1,518,457	$2,776,150	$15,802		$16,837	$15,719
Total Assets	$2,405,934	$2,873,205	$3,406,321	$57,713		$41,055	$32,995
Accumulated Deficit	$(5,714,090)	$(5,090,643)	$(4,589,044)	$(1,747,177)		$(589,749)	$(209,018)
Stockholders’ Equity (Deficit)	$(5,094,141)	$(4,626,415)	$(4,172,347)	$(1,429,203)		$36,524	$31,311

See Appendix F for the Company’s audited financial statements for the years ended December 31, 2011 and 2010. (In addition, summary financial data is provided in “Selected Financial Data” above).

ITEM  7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operational Overview:

The Company was dormant during 2008, 2009 and most of 2010.  The Company was created to receive the business, operating assets and liabilities of Physician Healthcare Management Group, Inc. (PHMG) under a spinoff where shares of the Company are distributed to the stockholders of PHMG and both PHMG and the Company became independent publicly traded companies.  That spinoff occurred on November 10, 2010.

During 2011, the Company received its first revenues from services provided by its wholly owned subsidiary Phyhealth Sleep Care Corporation as more fully described below.  The receipt of these revenues means that the Company is no longer a “development stage enterprise” for financial accounting purposes.  Although several portions of the business plan are still to be implemented, it is now considered to be an operating entity.

The Company’s intended core product is the development of community health plans-based on a health maintenance organization (HMO) license this is owned and operated in partnership with the participating physicians.  The Company’s community health plans are structured to integrate all the financial and reimbursement components of healthcare delivery; align the financial incentives of all participants; and empower physicians to assume end-to-end management of healthcare for their patients. The Phyhealth community health plan model is built on the foundation of the physician-patient relationship and rewards physicians for proactively providing the preventative care necessary to keep their patients healthy and for closely managing the ongoing care necessary for patients who suffer from chronic disorders to stabilize their health status.

Through its community health plan operations, the Company intends to expand its product offerings to include ownership of local healthcare facilities, systems for processing physician reimbursement claims, and electronic medical records among other products and services that would be designed to increase physicians’ income, reduce their expenses and add to their net worth.  Part of this plan was initiated in October 2010 when the Company incorporated a wholly owned subsidiary named Phyhealth Sleep Care Corporation (Sleep Care) and entered into an agreement with an individual operator to open a series of sleep care centers over the next year.  In November 2010, Sleep Care initiated the development of a 2-bed diagnostic sleep center in Longmont, Colorado and purchased the assets and assumed certain liabilities of an existing 2-bed diagnostic sleep care center in Denver, Colorado.    In January 2011, the Denver facility was expanded to 4 beds.  In June 2011, Sleep Care opened a 4-bed diagnostic sleep center in Virginia.  In January 2012, the Company purchased a 2-bed facility in Brighton, Colorado.

Results of Operations year ended December 31, 2011 compared to the year ended December 31, 2010

As described above, the Company had no operations prior to the spinoff on November 10, 2010.  Consequently, the year ended December 31, 2010 had a little over one month of activity and the sleep care locations weren’t producing any revenue until 2011.  Consequently, the discussion will be  limited mainly to the nature of the revenues earned in 2011and expenses incurred in the years ended December 31, 2011 and 2010.

Sleep care operations – the years ended December 31, 2011 and 2010:

The sleep care service revenue recognized for the years ended December 31, 2011 and 2010 was $507,489 and $0, respectively.  The 2011 revenue was generated through three branches in 1) Longmont, Colorado, 2) Denver, Colorado (opened in late January 2011) and 3) Culpeper, Virginia (operational late June 2011).

The sleep care operating expenses for the years ended December 31, 2011 and 2010 of $618,086 and $14,115, respectively, includes $456,160 and $0, respectively, of medical professional fees incurred in the set-up of the two branches and the patient treatments once operations began.  These operating expenses also included rent expense of $125,912 and $0, respectively.

Corporate expenses – the years ended December 31, 2011 and 2010:

Officer and director compensation of $367,113 and $33,441 for the years ended December 31, 2011 and 2010, respectively, was incurred in accordance with the employment contracts of the two executive officers of the Company.

Consulting and professional fees totaled $473,190 and $60,427 for the years ended December 31, 2011 and 2010, respectively, and consisted mostly of legal, audit and accounting fees incurred in the completion of the Company’s Form 10-K and Form 10-Qs and other day to day operating matters.  Of the fees incurred in 2011, $140,518 was paid with the issuances of the Company’s common stock based on the market price at the time of issuance.  Of this amount, $65,015 was directly paid for services and $75,503 was accrued as services when performed and the debt was later settled with the stock issuance.

Bad debt expense of $29,918 and $43,287 for the years ended December 31, 2011 and 2010, respectively, was a result of recording the allowance for doubtful accounts for all costs due the Company by Physhield.  Since the management team has liquidated Physhield, these costs will not be reimbursed.

The Company’s general and administrative expenses totaled $439,214 and $34,075 for the years ended December 31, 2011 and 2010, respectively, and consisted of:

Expense Description	Year ended December 31, 2011	Year ended December 31, 2010
Sleep Care business development	$141,465	$-
Travel	53,576	14,404
Rent	52,429	5,874
Depreciation	42,472	2,032
Marketing	22,222	1,948
Public company expense	31,673	4,394
Other expenses	95,377	5,423
Total general and administrative	439,214	34,075

The majority of these expenses focused on the development of Sleep Care since they were establishing a new branch operation.

Inflation and seasonality:

Phyhealth does not believe that inflation or seasonality will significantly affect its results of operation.

Liquidity and Capital Resources

The Company’s cash and liquidity resources have been provided by the assets received in the November 10, 2010 spinoff.  As of the date of the spinoff, the Company received $118,127 in cash and $1,061,000 of marketable equity securities and a surplus note receivable.  During the year ended December 31, 2011, management sold a portion of the marketable equity securities for $436,462 and liquidated the surplus note receivable for $427,875.  Additionally, the President, Chief Executive Officer and Chairman of the Board (CEO) and his spouse have loaned the company $300,000 in convertible notes payable and $25,000 in short-term loans in the year-ended December 31, 2011. These funds have been used to fund the startup of Phyhealth Sleep Centers and to meet general corporate expenses.

Subsequent to 2011, the President, Chief Executive Officer and Chairman of the Board (CEO) and his spouse have loaned the Company an additional $142,500 in short-term unsecured loans with 12% interest to fund the operations of the Company.  These loans are due on demand.

The Company is currently out of funds and is looking for additional financing in order to support the sleep care business as well as administrative expenses.  On April 2, 2012, in order to raise funds the Company has entered into a transaction that would sell its common stock that is approximately 95% of its fully diluted ownership interest for $425,000. (See “Following the End of the Year, Our Company Entered Into a Mutual Agreement with Queste Capital” above.)  However, there is no guarantee that this, or any other, funding can be finalized.

Off-Balance Sheet Arrangements

None

Debt and Contractual Obligations

As a result of the spinoff on November 10, 2010, the Company assumed the two employment agreements, one with its President/Chief Executive Officer/Chairman of the Board (CEO), the other with its Vice President, Chief Operating Officer and Corporate Director (COO).  Both agreements are effective upon signing and expire on December 31, 2012.  The base salary of the two agreements total $270,000, with combined escalation clauses up to $900,000 if certain revenue, equity and profit milestones are met.

The Company has lease commitments for corporate office space and three sleep care operational facilities. The minimum operating lease payments under all four facility leases total:

Year ended December 31:	Amount
2012	$138,800
2013	143,100
2014	65,400
Total	$347,300

The Company is also obligated to monthly payments under three year equipment capital leases are as follows:

Year ended December 31:	Amount
2012	$88,177
2013	82,617
2014	22,462
Total	$193,256

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. On an ongoing basis, we re-evaluate our judgments and estimates including those related to bad debts, investments and income taxes. We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Our estimates are guided by observing the following critical accounting policies.

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

Income taxes

Phyhealth accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Currently 100% of the deferred tax asset is reserved.  If in fact Phyhealth does become profitable post spinoff, income will be charged to the statement of operations resulting from a reversal of that allowance.  That allowance totals approximately $2.8 million as of December 31, 2011.

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company does not expect that the adoption of ASU 2011-04 will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and is to be applied retrospectively. The Company does not expect that the adoption of ASU 2011-05 will have a material impact on its consolidated financial statements.

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

Under the supervision and with the participation of our senior management, consisting of Robert L. Trinka, our Principal Executive Officer and Principal Financial Officer and Fidel R. Rodriquez, VP/Chief Operating Officer, Director and Treasurer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer and VP/Chief Operating Officer and Treasurer concluded, as of the Evaluation Date, that our disclosure controls and procedures are effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer and VP/Chief Operating Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. During the preparation of our 2011 Form 10-K, management was made aware of certain disclosures in 2011 that while made, were not made timely enough to be in compliance with the Exchange Act. To remediate this material weakness in disclosure controls and procedures, the Company will establish enhanced practices to ensure that all transactions that may potentially fall under the disclosure rules are reported in a timely fashion.

Management’s Annual Report on Internal Control Over Financial Reporting.   Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on this evaluation, our management concluded that, as of December 31, 2011, our internal control over financial reporting was not effective based on those criteria.  The following material weaknesses were identified from our evaluation:

Due to the small size and limited financial resources, the Company’s COO is the only individual from the Company involved in the accounting and financial reporting.. As a result, there is no segregation of duties within the accounting function, leaving all aspects of financial reporting and physical control of cash in the hands of the same individual, our COO.  Usually, this lack of segregation of duties represents a material weakness; however, to remedy the matter, the Company has hired an outside accountant to help with the financial reporting process.. This has allowed our COO to make better use of his time. The CEO (who is also on the Board of Directors) examine and approve all cash transactions. We will continue to periodically review our disclosure controls and procedures and internal control over financial reporting and make modifications from time to time considered necessary or desirable.

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

ITEM 9B.      OTHER INFORMATION.

In December 2010, the Company entered into a new three year employment agreement with Mr. Robert Trinka, its Chief Executive Officer, and with Fidel Rodriguez, its Chief Operating Officer.  The terms of these agreements are described later in this report under Item 11. Executive Compensation.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers.

The following table reflects the names, ages and positions of Phyhealth’s executive officers and directors.

Name	Position	Age	1st Elected	Term Expiration
Robert L. Trinka	Chairman, President, and CEO	64	March 12, 2008	April 2014
Fidel R. Rodriquez	Director, Treasurer, Vice President & COO	48	March 12, 2008	April 2014
Richard E. Goulding, MD	Director and Corporate Secretary	59	March 12, 2008	April 2014

Key Corporate Management.

Robert L. Trinka, MBA, FLMI, MHP, CIC, had been the Chairman of the Board of Directors, President and Chief Executive Officer of Phyhealth's predecessor, PHMG, since it was organized in April 2005, and has been a full-time employee of Phyhealth since the November 10, 2010 effective date of the spinoff. He has been a Director on the Board of Directors, President and Chief Executive Officer of Phyhealth Corporation since its inception in January 2008.  He is also the Chairman of the Subscribers Advisory Committee and President of Physhield and a Director on the Board of Directors and President of Phyhealth Underwriters.

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

Mr. Trinka is has been a licensed insurance General Lines Agent from 1996 to the present (State of Florida License #A268244).  He is a Certified Insurance Counselor, a designation awarded by the National Alliance for Insurance Education & Research (www.TheNationalAlliance.com) and is an active member in the Society of Certified Insurance Counselors.  Mr. Trinka holds a Masters degree in Business Administration (MBA) from the University of Miami, Coral Gables, Florida.  He has earned the additional industry designations of Fellow in the Life Insurance Office Management Association (FLMI), as well as Managed Healthcare Professional (MHP) from America’s Health Insurance Plans (www.ahip.com).

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

Fidel R. Rodriguez, MBA, FLMI, has been a Director on the Board of Directors, Treasurer, Vice President & Chief Operating Officer of PHMG since it was organized in April 2005 and a full-time employee from July 1, 2007.  He has held the same positions with Phyhealth Corporation since its inception in January 2008.  He is also a Member of the Subscribers Advisory Committee, Treasurer and Secretary of Physhield, and a Director on the Board of Directors, Treasurer and Secretary of Phyhealth Underwriters.

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

Richard E. Goulding, MD has been a Director on the Board of Directors and Secretary of PHMG since it was organized in April 2005.  He has held the same positions with Phyhealth Corporation from its inception in January 2008.  Dr. Goulding is the Medical Director for Physhield Insurance Exchange, is a Member of the Physhield Subscribers Advisory Committee and a Director of Phyhealth Underwriters.

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

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees.  We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed.  Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors.  Given the early stage operations of our company and our lack of directors’ and officers’ insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future.  While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

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

ITEM 11.       EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2011. The value attributable to any option awards is computed in accordance with the accounting guidance.

SUMMARY COMPENSATION TABLE

Executive Compensation.

Name and principal Position	Year	Salary ($)		Bonus ($)		Stock awards ($)	Option awards ($)	Non-Equity Incentive plan compensation ($)	Change in pension value and non-qualified deferred compensation earnings ($)	All Other Compensation ($) (3)	Total ($)
Robert L. Trinka, Principal Executive Officer and Principal Financial Officer	2011 2010 2009	$ $ $	112,500 150,000 135,000	(4 (1	) )	$23,628 N/A	(1)	N/A	N/A	0	$ $ $	136,128 150,000 135,000
Fidel R. Rodriquez, VP/Chief Operating Officer, Director and Treasurer	2011 2010 2009	$ $ $	90,000 120,000 105,000	(5 (2	) )	$34,001 N/A	(2)	N/A	N/A	0	$ $ $	124,001 120,000 105,000
Richard E. Goulding, MD, Director	2011 2010	$ $	5,000 5,000	N/A N/A		N/A N/A	N/A N/A	N/A N/A	N/A N/A	0 0	$ $	5,000 5,000
__________________
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
(4)
Unpaid salary of $37,500 was accrued at December 31, 2011. The Company also issued 284,675 shares of the Company’s common stock in lieu of $23,628 of unpaid PTO (paid time off) time. The Company also exchanged 400,000 shares of its common stock in exchange for the executive canceling options to purchase 400,000 shares of common stock.  The options were valued using Black-Scholes model with the Company’s volatility rate of 214%, at an interest rate of 1.65%, and no dividends.  Both were valued at the same price so no entry is included in the table above.

(5)
Unpaid salary of $20,000 was accrued at December 31, 2011.  $10,000 of salary was paid through the issuance of 120,482 shares of the Company’s common stock.  The Company also issued 289,169 shares of the Company’s common stock in lieu of $24,001 of unpaid PTO (paid time off) time. The Company also exchanged 400,000 shares of its common stock in exchange for the executive canceling options to purchase 400,000 shares of common stock.  The options were valued using Black-Scholes model with the Company’s volatility rate of 214%, at an interest rate of 1.65%, and no dividends.  Both were valued at the same price so no entry is included in the table above.  The executive converted 275,539 shares of series A preferred stock for the same number of common shares.  No entry was made for this conversion in the table above since no additional compensation was received in this transaction.

Employment Agreements and narrative regarding executive compensation

Trinka and Rodriguez were consultants to PHMG from its inception through their July 1, 2007 employment date. They have been full-time employees of Phyhealth since the November 20, 2010 spinoff date. Compensation to outside board members will be at $1,000 per meeting, plus travel and incidental expenses.  There will be no compensation to board members employed by Phyhealth or any of its subsidiaries and affiliates, except that Richard E. Goulding will be paid $5,000 per year commencing in 2010.

Phyhealth entered into Employment Agreements with Messrs. Trinka and Rodriguez effective November 20, 2010, when they became full-time employees.  The Agreements provide base salaries totaling $270,000 with future salary increases contingent on meeting an annual revenue target of $4,000,000 or when the company has raised a total of $8,000,000 in equity, excluding capital raised exclusively to fund the required regulatory capital surplus of a Phyhealth Plan HMO and capital raised prior to the signing of the predecessor (PHMG)’s Employment Agreement on January 10, 2008.  Neither of the salary increase targets has been reached and, consequently, no salary increases have been granted up to the date of this report.  The Company does not anticipate that either of the salary increase targets will be met in the calendar year 2011.

The Agreements provide for annual incentive bonuses calculated as a function of annual Gross Revenue, the Growth in annual Gross Revenue and annual Net Income.  The bonus is payable in either cash or restricted Company common stock, at the Company’s option, but the bonus must include a cash payment at least equivalent to the employee’s tax liability resulting from payment of the bonus.  The bonus formula requires annual gross revenues greater than or equal to zero and/or annual net income greater than or equal to zero and, since the Company has not produced any revenues nor has it earned any net income in any calendar year prior to the date of this Prospectus, no bonuses have been paid.  Should PHMG produce annual gross revenues and/or annual net income in the calendar year 2011, the annual bonuses would be earned as of December 31, 2011 and paid in 2012 based on Phyhealth’s audited financial results.

Post spinoff, Phyhealth has assumed the Employment Agreements. PHMG has not entered and will not enter into separate Employment Agreements with Messrs. Trinka and Rodriguez.  These two employees will not continue as employees of PHMG and will not receive compensation from PHMG.  They will, however, continue in their current positions with PHMG until new management is installed, expected to occur shortly in view of the Queste Capital agreement. (See above.)

The Employment Agreements have a term of five (5) years with an automatic renewal for (5) years subject to certain conditions and approvals. The Agreements provide for termination with or without cause, including separation benefits and non-compete restrictions.

Upon execution of the agreements, Messrs. Trinka and Rodriguez were each awarded 10 year stock options from PHMG for 20,000,000 common shares priced at $0.003. As a consequence of the spinoff, 1/50 of such amounts (400,000 shares at $.15 per share) represent stock options in Phyhealth. However, Phyhealth does not have a stock option plan in place.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during fiscal 2010 and Forms 5 and amendments thereto furnished to us with respect to 2011, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater stockholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during 2011.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At December 31, 2011, we had 11,031,572 shares of common stock issued and outstanding.  The following table sets forth information known to us as of December 31, 2011 relating to the beneficial ownership of shares of our common stock by:

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

	Amount and Nature of
Name and Address * Of Beneficial Owner	Beneficial Ownership	Percent of Class

Controlled by Robert Trinka
Robert L. Trinka (1)	1,909,973	5.0%
RDK Investments, LLC (4)	543,975	1.4%
Sea Change Ventures, LLC (4)	271,988	0.7%
Trinka Family Partnership, LLC (4)	271,988	0.7%
Dory Trinka (6)	981,928	2.6%
Total controlled by Robert Trinka	3,979,852	10.4%

Fidel R. Rodriquez (2)	1,217,633	3.2%

Controlled by Richard Goulding
Richard E. Goulding, MD (3)	1,631,923	4.2%
Richard Goulding Trust (3)	543,975	1.4%
Total controlled by Richard Goulding (3)	2,175,898	5.6%

Controlled by Nutmeg Group, LLC (5)
The Nutmeg Group, L.L.C.	173,761	0.5%
Nutmeg MiniFund II, LLLP	917,280	2.4%
Nutmeg Lightning Fund, LLLP	383,050	1.0%
Nutmeg October 2005, LLLP	513,286	1.3%
Nutmeg/Michael Fund, LLLP	896,334	2.3%
Nutmeg/Fortuna Fund LLLP	531,284	1.4%
Nutmeg/Patriot Fund, LLLP	1,177,028	3.1%
Nutmeg/Mercury Fund, LLLP	3,268,709	8.5%
Total controlled by Nutmeg Group, LLC	7,860,732	20.5%

Controlled by Wealth Strategy Partners (5)
Stealth	14,133,332	36.7%
Black Diamond, now Adamas Fund, LLP	1,134,334	2.9%
Total controlled by Wealth Strategy Partners	15,267,666	39.6%

All directors and officers as a group (3 persons)	7,373,383	19.2%
_______________
(1)	Includes 1,420,127 shares of common stock and 489,846 shares of Series A preferred stock that is convertible into the same number of common shares

(2)	Includes 1,217,633 shares of common stock.

(3)	Includes 706,359 shares of common stock and 1,469.539 shares of Series A preferred stock that is convertible into the same number of common shares.

(4)
For RDK Investments, the number of shares includes 176,589 shares of common stock and 367,385 shares of Series A preferred stock; for Sea Change Ventures and Trinka Family Partnership, the number of shares for each includes 88,295 shares of common stock and 183,693 shares of Series A preferred stock.  Series A preferred stock is convertible on a one-to-one basis into common shares.  Dory Trinka includes 981,928 common shares.

(5)	Consists solely of shares underlying the Series B preferred stock that is convertible into 40 shares of common stock for every one share of the Series B preferred stock.

(6)	Consists solely of common shares.

*
Shares owned by corporations or other than non-natural persons are voted and owned by their respective principals, not shared with any other person or entity.  The Nutmeg Group, LLC is controlled by Leslie Weiss, as Receiver, Barnes & Thornburg LLP, 1 North Wacker Drive, Suite 4400, Chicago, IL 60606, (312) 214 – 4864; Micro Pipe Fund1, LLC is controlled by David Mickelson 5927 Balfour Court, Suite 212, Carlsbad, California 92008, (760) 444-5014; Wealth Strategy Partners is controlled by Mr. Harvey Altholtz, 1800 Second St., Suite 758 Sarasota, FL  34236, (941) 366-7473

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

Director independence

Neither of our directors is “independent” within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Salberg & Company, P.A. served as our independent registered public accounting firm for 2011 and 2010.  The following table shows the fees that were billed for the audit and other services provided by such firm for 2011 and 2010 .

	2011	2010

Audit Fees	$73,000	$40,000
Audit-Related Fees	650	32,900
Tax Fees	0	0
All Other Fees	0	0
Total	$73,650	$72,900

Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-K and Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees - This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting. This includes an audit of the predecessor Physician's Healthcare Management Group, Inc. for the period January 1, 2010 to November 9, 2010.

Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees - This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2011 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation *

3.2	Certificate of Amendment to the Certificate of Incorporation *

3.3	Bylaws *

10.1	Robert L. Trinka Employment Agreement *

10.2	Fidel R. Rodriquez Employment Agreement *

31.1	Certificate of Principal Executive Officer as Required by Rule 13a-14(a)/15d-14

31.2	Certificate of Chief Accounting Officer as Required by Rule 13a-14(a)/15d-14

32.1	Certificate of Principal Executive Officer as Required by Rule 13a-14(b) and Rule 15d- 14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certificate of Principal Executive Accounting as Required by Rule 13a-14(b) and Rule 15d- 14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

10.4	Stock Acquisition Agreement between Queste Capital and Phyhealth Corporation dated April 2, 2012

10.5.	Debt Extinguishment Agreement with Physicians Health Management Group, Inc., dated February 17, 2012

10.6.	Asset Purchase agreement of Z Sleep Diagnoztics, dated January 1, 2012.

10.7.	Phyhealth Sleep Care Colorado Articles of Incorporation, dated February 3, 2012

10.8.	Convertible Note Payable with Robert Trinka, dated August 9, 2011

10.9.	Convertible Note Payable with Robert Trinka, dated August 26, 2011

10.10.	Convertible Note Payable with Dory Trinka, dated October 26, 2011 Phyhealth Underwriters, Inc. Certificate of Dissolution will be 10.11

10.11	Phyhealth Underwriters, Inc. Certificate of Dissolution

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_____________
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

PHYHEALTH CORPORATION

Date: April 16, 2012	By:	/s/ Robert L. Trinka
Robert L. Trinka
President and Chief Executive Officer

Date: April 16, 2012	By:	/s/ Robert L. Trinka
Robert L. Trinka
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report, as amended.

Date: April 16, 2012	By:	/s/ Robert L. Trinka
Robert L. Trinka
Director, President, Chief Executive Officer, principal executive officer

Date: April 16, 2012	By:	/s/ Robert L. Trinka
Robert L. Trinka
Director, principal financial and accounting officer

Phyhealth Corporation and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2011 and 2010

Phyhealth Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Phyhealth Corporation

We have audited the accompanying consolidated balance sheets of Phyhealth Corporation and Subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive loss, changes in equity (deficit), and cash flows for each of the two years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phyhealth Corporation and Subsidiaries as of December 31, 2011 and 2010 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss attributable to Phyhealth Corporation and Subsidiaries of $2,266,380 in 2011 and used cash for operating activities of $1,069,595 in 2011.  At December 31, 2011, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $593,619, $475,757 and $2,902,068, respectively.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SALBERG & COMPANY, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 16, 2012

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328
Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920
www.salbergco.com • info@salbergco.com
Member National Association of Certified Valuation Analysts • Registered with the PCAOB
Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Phyhealth Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2011 and 2010

	2011	2010
ASSETS
Current assets:
Cash	$28,233	$112,087
Patient receivable, net of $73,395 and $0 allowance at December 31, 2011 and 2010, respectively	65,889	-
Current portion of convertible note receivable	-	23,052
Marketable equity securities	2,415	556,950
Surplus notes and interest receivable due from related party	-	362,251
Due from related party affiliate	21,656	21,997
Other current assets	7,500	4,500
Total current assets	125,693	1,080,837

Convertible note receivable, net of $640,000 and $40,000 allowance at December 31, 2011 and 2010, respectively	-	576,948
Non-marketable equity securities	-	77,500
Property, furniture and equipment, net	204,389	46,755
Website costs, net	-	2,839
Other assets	11,433	2,533
Total assets	$341,515	$1,787,412

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$166,203	$26,889
Accrued payroll liabilities	107,081	36,647
Loan payable to related party officer	25,000	-
Note payable to related party affiliate	50,000	50,000
Current portion of capital leases	74,904	16,735
Convertible notes payable to related party officer, net of $3,876 discount	296,124	-
Margin loan, secured by marketable equity securities	-	137,609
Total current liabilities	719,312	267,880

Capital leases, net of current portion	97,960	18,257
Total Liabilities	817,272	286,137

Commitments and Contingencies (Notes 7 and 8)

EQUITY (DEFICIT):
Phyhealth Corporation stockholders' equity (deficit):
Common stock, $0.0001 par value, 40,000,000 authorized, 11,031,572
and 6,604,312 issued and outstanding at December 31, 2011 and 2010, respectively	1,103	660
Preferred stock, 10,000,000 authorized, $0.0001 par value,
Series A convertible preferred stock, 5,000,000 designated,
2,964,469 and 3,240,008 shares issued and outstanding at December 31, 2011 and 2010, respectively	296	324
Series B convertible preferred stock, 5,000,000 designated,
612,489 and 622,332 shares issued and outstanding at December 31, 2011 and 2010, respectively	61	62
Additional paid-in capital	2,527,436	2,144,278
Accumulated deficit	(2,902,068)	(635,688)
Accumulated other comprehensive income (loss)-unrealized income (loss) on marketable equity securities	(102,585)	62,066
Total Phyhealth Corporation stockholders' equity (deficit)	(475,757)	1,571,702
Noncontrolling interest	-	(70,427)
Total equity (deficit)	(475,757)	1,501,275
Total liabilities and equity (deficit)	$341,515	$1,787,412

 The accompanying notes are an integral part of these consolidated financial statements.

Phyhealth Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31:
	2011	2010

Sleep care services revenue, net	$507,489	$-

Operating expenses:
Officer and director compensation and related costs	367,113	33,441
Consulting and professional fees	473,190	60,427
Sleep center operating expense	618,086	14,115
Bad debt expense	29,918	43,287
General and administration	439,214	34,075
Impairment of goodwill	-	487,320
Total operating expense	1,927,521	672,665
Loss from operations	(1,420,032)	(672,665)

Other income (expenses):
Interest expense	(282,138)	-
Impairment of securities	(772,000)	-
Other expense	(1,321)	-
Gain on settlement of note receivable	65,624	-
Realized gain on securities	141,077	-
Total other income (expense)	(848,758)	-
Net loss	(2,268,790)	(672,665)
Add: net loss attributable to noncontrolling interest	2,410	40,592
Net loss attributable to Phyhealth Corporation and Subsidiaries	$(2,266,380)	$(632,073)
Net loss per share - basic and diluted	$(0.29)	$(0.67)

Weighted average shares outstanding - basic and diluted	7,746,343	941,746

Net loss	$(2,268,790)	$(672,665)
Unrealized investment holding loss	(113,574)	(140,800)
Less: reclassification adjustment for (gain) loss included in net loss	(51,077)	-
Comprehensive loss	(2,433,441)	(813,465)
Net loss attributable to noncontrolling interest	2,410	40,592
Comprehensive loss attributable to Phyhealth Corporation and Subsidiaries	$(2,431,031)	$(772,873)

The accompanying notes are an integral part of these consolidated financial statements.

Phyhealth Corporation and Subsidiaries
Consolidated Statements of Changes in Equity (Deficit)
For the years ended December 31, 2011 and 2010

										Total Phyhealth
									Accumulated	Corporation
	Series A		Series B				Additional		Other	Stockholders'	Non-	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Equity	Controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)	Interest	(Deficit)

Balance- December 31, 2009	-	$-	-	$-	1,000	$-	$944	$(3,615)	$-	$(2,671)	$-	$(2,671)

Shares issued in spin-off of operation from Phyhealth Corporation	3,240,008	324	622,332	62	6,603,312	660	2,143,334	-	202,866	2,347,246	(29,835)	2,317,411

Change in unrealized loss on marketable equity securities	-	-	-	-	-	-	-	-	(140,800)	(140,800)	-	(140,800)

Net loss 2010	-	-	-	-	-	-	-	(632,073)	-	(632,073)	(40,592)	(672,665)
Balance- December 31, 2010	3,240,008	$324	622,332	$62	6,604,312	$660	$2,144,278	$(635,688)	$62,066	$1,571,702	$(70,427)	$1,501,275

Conversion of preferred shares to common shares	(275,539)	(28)	(9,843)	(1)	669,259	67	(38)	-	-	-	-	-

Issuance of shares for services	-	-	-	-	354,000	35	64,980	-	-	65,015	-	65,015

Issuance of shares to settle debt	-	-	-	-	1,604,001	161	132,971	-	-	133,132	-	133,132

Issuance of shares as loan fees under debt agreement	-	-	-	-	1,000,000	100	74,502	-	-	74,602	-	74,602

Beneficial Conversion feature	-	-	-	-	-	-	183,698	-	-	183,698	-	183,698

Issuance of shares to replace management stock options	-	-	-	-	800,000	80	(80)	-	-	-	-	-

Liquidation of Phyhealth Underwriters	-	-	-	-	-	-	(72,875)	-	-	(72,875)	72,837	(38)

Change in unrealized loss on marketable equity securities	-	-	-	-	-	-	-	-	(164,651)	(164,651)	-	(164,651)

Net loss 2011								(2,266,380)		(2,266,380)	(2,410)	(2,268,790)
Balance- December 31, 2011	2,964,469	$296	612,489	$61	11,031,572	$1,103	$2,527,436	$(2,902,068)	$(102,585)	$(475,757)	$-	$(475,757)

 The accompanying notes are an integral part of these consolidated financial statements.

Phyhealth Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended December 31,
	2011	2010
Cash from operating activities:
Net loss attributable to Phyhealth Corporation and Subsidiaries	$(2,266,380)	$(632,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to noncontrolling interests	(2,410)	(40,592)
Gain on sale of securities	(141,077)	-
Loss on disposal of property and equipment	1,358	-
Liquidation of noncontroling interest	(38)	-
Impairment of securities	772,000	-
Gain on sale of surplus note receivable	(65,624)	-
Common stock issued for services	65,015	-
Impairment of goodwill	-	487,320
Bad debt expense	29,918	43,287
Depreciation and amortization	42,472	2,031
Amortization of debt discount	254,424	-
Changes in operating assets and liabilities:
Patient receivable, net	(65,889)	-
Other current assets	(3,000)	12,761
Due from related party	(29,577)	(12,389)
Other assets	(8,900)	-
Accounts payable and accrued liabilities	277,679	1,788
Accrued payroll liabilities	70,434	(2,949)
Net cash used in operating activities	(1,069,595)	(140,816)

Cash flows from investing activities:
Proceeds from sale of marketable securities	436,462	-
Cash received from spin-off	-	118,127
Purchase of property, furniture & equipment	(29,819)	-
Cash paid in acquisition of Metro Sleep Center	-	(1)
Sale of surplus note receivable	427,875	-
Net cash provided by investing activities	834,518	118,126

Cash flows from financing activities:
Proceeds from margin loan	-	137,609
Proceeds from convertible note payable from related party	300,000	-
Proceeds from related party loan	25,000	-
Repayment of margin loan	(137,609)	-
Repayment of capital lease	(36,168)	(2,832)
Net cash provided by financing activities	151,223	134,777

Net increase (decrease) in cash	(83,854)	112,087
Cash, beginning of period	112,087	-
Cash, end of period	$28,233	$112,087

Supplemental disclosures of cash flow information:
Interest paid in cash	$10,284	$-
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

1.  ORGANIZATION, NATURE OF BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY

Organization - Phyhealth Corporation (“Company,” “Phyhealth” or “Parent”) was formed in the state of Delaware on January 18, 2008 and was originally a wholly-owned subsidiary of Physicians Healthcare Management Group, Inc. (PHMG).  Prior to November 10, 2010, the Company was a dormant shell and was created to receive the operating assets and liabilities of PHMG (“Predecessor”) under a spin-off (Spin-off) which occurred on November 10, 2010, as described below. Any references to “the Company” below may refer to the Company or its predecessor.

The operations of PHMG that were the subject of the Spin-off have been in the development stage up to and through the date of the Spin-off, and continues to be in the development stage through December 31, 2010. The management team for both entities has been principally devoted to organizational activities, raising capital, evaluating operational opportunities and fulfilling regulatory requirements. The Company recognized the first revenue from operations in 2011 and is no longer in the development stage.

Principles of Consolidation - The consolidated financial statements include the accounts of Phyhealth Corporation which is a Delaware corporation and includes its wholly-owned and majority-owned subsidiaries as described below. All material intercompany balances and transactions have been eliminated in consolidation.

Subsidiaries - As part of the Spin-off described below, Phyhealth acquired PHMG’s ownership interest in the following subsidiaries:

Phyhealth Underwriters, Inc. - On July 1, 2005, Phyhealth Underwriters, Inc. (Underwriters) was incorporated in the state of Illinois.  On December 12, 2005 it was redomesticated by incorporating in Nevada.  It was originally owned equal between two partners.  On February, 27, 2009 the Company purchased an additional 42.5% (1,062 shares) of the common stock of Phyhealth Underwriters, Inc. (Underwriters) for a total of 92.5% ownership from its joint venture partner, Atlas Insurance Management (Atlas). Underwriters was created to act as the legally required Attorney-in-fact for risk retention groups such as the one formed by the Company and Atlas named “Physhield Insurance Exchange, a Risk Retention Group” (Physhield), a Nevada domiciled Association Captive. Underwriters was the Attorney-in fact for Physhield, but Physhield was liquidated between April and June of 2011 as described below.  Underwriters was liquidated on December 27, 2011.

Florida Physicians - On November 29, 2007, the Company filed with the state of Florida to create a limited liability company named Florida Physicians, LLC (Florida Physicians). Phyhealth is the managing member of Florida Physicians, which in turn is the immediate parent of Phyhealth Plan Corporation as described below.

Phyhealth Plan Corporation - On September 4, 2007 the Company filed with the state of Florida to create Phyhealth Plan Corporation (Plancorp). There were 10 million, no par, shares authorized upon filing. This wholly owned subsidiary of Florida Physicians was created to operate as a health maintenance organization (HMO).  Management expects to submit an application for an HMO operating certificate when it raises the necessary funds to support operations.

Phyhealth Sleep Care Corporation - On September 29, 2010, Phyhealth Sleep Care Corporation (Phyhealth Sleep Care) was incorporated in the state of Delaware in order to own and operate sleep care facilities.

Phyhealth Sleep Care Colorado, Inc. - On February 3, 2012, Phyhealth Sleep Care Colorado, Inc. (Phyhealth Sleep Colorado) was incorporated in the state of Wyoming in order to own and operate sleep care facilities in Colorado.

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

Spin-off - Effective November 10, 2010, PHMG transferred substantially all its assets and all its operations to the Company in exchange for:

•	Assuming all the liabilities of PHMG.
•	Issuance of 6,603,312 shares of common stock to the PHMG shareholders including 3,472,713 shares of common stock of PHMG,
•	Issuing 3,240,008 shares of Series A preferred stock to the PHMG stockholders that previously held the PHMG’s Series A preferred stock.
•	Issuing 622,332 shares of Series B preferred stock to the PHMG stockholders that previously held the PHMG Series B preferred stock.
•	Issue options to purchase 800,000 common shares to the two management team members with a strike price of $0.003 per share that expires January 10, 2018.

Public Company - As part of the Spin-off process, the Company filed a registration statement to allow its stock to be traded by the public. That registration statement was declared effective on November 9, 2010 and the Company received a ticker symbol of PYHH.

Nature of Business and Current Operations - The Company is marketing to physicians and physician groups.

The Company’s intended core product is the development of community health plans - based on a health maintenance organization (HMO) license- that are owned and operated in partnership with the participating physicians. The Company’s community health plan structure integrates all the financial and reimbursement components of healthcare delivery; aligns the financial incentives of all participants; and empowers physicians to assume end-to-end management of healthcare for their patients. The Phyhealth community health plan model is built on the foundation of the physician-patient relationship and rewards physicians for proactively providing the preventative care necessary to keep their patients healthy and for closely managing the ongoing care necessary for patients who suffer from chronic disorders to stabilize their health status.

Through its planned community health plan operations, the Company intends to expand its product offerings to include ownership and operation of local healthcare facilities and other products and services designed to support its goal to increase physicians’ income, reduce their expenses and add to their net worth. Part of this plan was initiated in October 2010 when the Company incorporated a wholly owned subsidiary named Phyhealth Sleep Care Corporation (Sleep Care) and entered into an agreement with an individual operator to open a series of sleep care centers over the next year.  In November 2010 Sleep Care initiated the development of a 2-bed diagnostic sleep center in Longmont, Colorado and purchased the assets and assumed certain liabilities of an existing 2-bed diagnostic sleep care center in Denver, Colorado. In January 2011, the Denver facility was expanded to 4 beds.  In June 2011 Sleep Care opened a 4-bed diagnostic sleep center in Virginia. In January 2012 the Company purchased a 2-bed facility in Brighton, Colorado (see Note 15 - Subsequent Events).

Going Concern - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company and its ability to meet its ongoing obligations. The Company has a net loss attributable to Phyhealth Corporation and its subsidiaries of $2,266,380 and net cash used in operations of $1,069,595 for year ended December 31, 2011 and a negative working capital, stockholders’ deficit and an accumulated deficit of $593,619, $475,757 and $2,902,068, respectively, at December 31, 2011. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. However, the operations of Phyhealth Sleep Care started generating revenue in the year ended December 31, 2011.

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

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than one month when purchased to be cash equivalents.

Use of Estimates in Financial Statements - The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these consolidated financial statements include the useful life of furniture, equipment and leasehold improvements, the allowance for contractual discounts and doubtful accounts, the impairment of long lived assets, valuation of securities, the valuation of stock issued for services, and the valuation allowance on deferred tax assets.

Comprehensive Income (Loss) - Comprehensive income (loss) includes all changes in equity except those resulting from investments by and distributions to shareholders.

Revenues, Patient Accounts Receivable and Allowances - For the Company’s Sleep Care operations, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price to the patient is fixed or determinable, and collectability is reasonably assured. The Company recognizes revenues in the period in which services are performed and billed to the patient or third party insurer. Patient accounts receivable primarily consist of amounts due from third party insurers and patients. Amounts the Company receives for treatment of patients is generally covered by third party insurers such as health maintenance organizations, preferred provider organizations and other private insurers and are generally less than the Company’s established billing rates. Accordingly, the revenues and related patient accounts receivable reported in the Company’s consolidated financial statements are recorded at the net amount expected to be received.

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

At December 31, 2011, patient accounts receivable were presented net of an allowance for contractual discounts and an allowance for bad debts of $67,749 and $5,646, respectively.

Notes and Loans Receivable and Related Allowance - The Company evaluates collectability of loans made to third parties or affiliate based on factors such as experience with the borrower, the borrower’s willingness to pay and the borrower’s ability to pay based on its current financial condition and value of collateral.  The Company establishes an allowance for loan loss if management believes collection may be doubtful.

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

Website costs - Website expenditures are capitalized at cost, net of accumulated amortization. Amortization expense is calculated by using the straight-line method over the estimated useful lives of five years. Website maintenance costs are charged to expense as incurred. Expenditures for enhanced functionality are capitalized. The cost of the website and the related accumulated amortization are removed from the accounts upon retirement of the website with any resulting loss being recorded in operations.

Property, Furniture and Equipment - Property, furniture and equipment are capitalized at cost, net of accumulated depreciation. Depreciation is calculated by using the straight-line method over the estimated useful lives of the assets, which is five years for all furniture and equipment and the term of the lease for all leasehold improvements. Repairs and maintenance are charged to expense as incurred. Expenditures for betterments and renewals are capitalized. The cost of furniture and equipment and the related accumulated depreciation are removed from the accounts upon retirement or disposal with any resulting gain or loss being recorded in operations.

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

Fair Value of Financial Instruments - Due to the short-term nature of all financial assets and liabilities, their carrying value approximates their fair value as of the date of the balance sheet, except as described in Note 4.

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

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

The Company has evaluated their uncertain tax positions to determine if any disclosure is required under the current account standards. These standards provide detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements as require a “more-likely-than-not” recognition threshold before a position should be recorded. The Company had no unrecognized tax benefits and no uncertain tax positions that needed to be disclosed. During the years ended December 31, 2011 and 2010, no adjustments were recognized for uncertain tax benefits. All years from 2009 through 2011 are still subject to audit.

Net Loss Per Share - Basic loss per common share is based on the weighted-average number of all common shares outstanding. The computation of diluted loss per share does not assume the conversion, exercise or contingent issuance of securities because that would have an anti-dilutive effect on loss per share.

As of December 31, 2011, there were 2,964,469 series A preferred shares convertible into 2,964,469 common shares, 612,489 series B preferred shares convertible into 24,499,560 common shares and $300,000 of convertible debt convertible into 2,934,595 common shares which may dilute future earnings per share.

Concentration of credit risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

On November 9, 2010, the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The unlimited insurance coverage is available to all depositors, including consumers, businesses, and governmental entities. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution.  A noninterest-bearing transaction account is a deposit account where interest is neither accrued nor paid; depositors are permitted to make an unlimited number of transfers and withdrawals; and the bank does not reserve the right to require advance notice of an intended withdrawal.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2011. There were no balances in excess of FDIC insured levels as of December 31, 2011.

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

Concentration of revenue and geographic area - The Company currently operates the Sleep Care Center in Colorado and in Virginia. The following represents identifiable concentrations for Sleep Care Center where revenue exceeded 10% of the total revenues for 2011 and 2010 as follows:

Sleep Care Center	Percentage of total revenues 2011	Percentage of accounts receivable balance at December 31,2011	Percentage of total revenues 2010	Percentage of accounts receivable balance at December 31, 2010
Colorado	25%	32%	0%	0%
Virginia	75%	68%	0%	0%

Concentration of Funding Source - The Company has been funded in the past by a small group of investors, some of which are related or controlled by common or related managers.  There is no assurance that these investors will provide additional funding in the future.

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company does not expect that the adoption of ASU 2011-04 will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and is to be applied retrospectively. The Company does not expect that the adoption of ASU 2011-05 will have a material impact on its consolidated financial statements.

3. CONVERTIBLE NOTE RECEIVABLE AND INVESTMENTS IN SECURITIES

Investments made by the Company were made in debt and equity securities of companies. The investments at December 31, 2011 are as follows:

Convertible note receivable:

Convertible Note from AccessKey IP, Inc. (AccessKey) - In the November 10, 2010 Spin-off, the Company received 1) an AccessKey note receivable with a face value of $640,000, and 2) warrants to purchase 75 million shares of AccessKey common stock at a total exercise price of $100, with an expiration date of December 31, 2013 (see non-marketable securities below).  Of the $640,000 face value on the note receivable, $300,000 is convertible at the holder’s option into AccessKey common stock at a 50% discount to the market as computed under the provisions within the note. The Company has evaluated the collectability of note, and because of the 50% conversion discount, the Company’s risk of loss is substantially mitigated such that the note can always be converted into a minimum of $600,000 worth of AccessKey common stock. Therefore, prior to November 10, 2010, management established a $40,000 reserve for the portion of the investment at risk to loss. Management has re-evaluated this security as of during 2011 and due to the increased uncertainty that the Company can realize any of its investment in AccessKey in the open market due to trading restrictions, a 100% reserve has been recorded on this investment resulting in a charge to operations of $600,000 in 2011. It has a carrying value of $0 as of December 31, 2011.

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

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

Marketable Equity Securities:

AccessKey Common Stock - As described above, the Company received 15 million shares of AccessKey common stock in the November 10, 2010 Spin-off.  Based on the market value of these shares at December 31, 2011 and 2010, a realized loss of $10,200 and $16,800 is reflected in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2011 and 2010, respectively. The fair value of these securities as of December 31, 2011 reflected in the accompanying consolidated balance sheet is $0.

ZST Digital Networks, Inc. Common Stock - In November 10, 2010 Spin-off, the Company received 75,000 shares of common stock in ZST Digital Networks, Inc. (ZST Digital), a Chinese supplier of optical and digital network equipment, listed as ZSTN on NASDAQ.

During the year ended December 31, 2011, the Company sold 126,954 shares of ZST Digital common stock with a market value of $440,699, receiving proceeds after selling costs of $436,462 and realizing a gain of $141,077. There were no sales in 2010. All shares of this stock were sold as of December 31, 2011 and all gains and losses have been realized.

Bio-Matrix Scientific Group, Inc. (Bio-Matrix) Common Stock - In the November 10, 2010 Spin-off, the Company received 1,150,000 common shares and 25,000 of non-convertible preferred shares of Bio-Matrix Scientific Group (Bio-Matrix).  Bio-Matrix is an OTCBB company listed as BMSN. This investment in common stock is classified as available for sale by management and presented as short-term because the shares are expected to be sold in the next twelve months. The preferred shares are non-marketable and valued at zero cost (see below).  There is a possibility that the Company could receive an additional 150,000 shares of Bio-Matrix common stock that Bio-Matrix issued to another entity under the original PHMG purchase agreement as compensation for a business transaction that never materialized.  Since that transaction never materialized, the Company believes that they should receive the shares of Bio-Matrix common stock issued to that entity.  However, those shares have not been recognized in these consolidated financial statements nor included in the fair value disclosure herein, because it is not reasonably assured that they will receive those shares.

Based on the OTC market price of the stock currently held by the Company, an unrealized loss of $32,085 and $70,500 is reflected in the comprehensive income (loss) portion of the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2011 and 2010, respectively, and is included in the accumulated other comprehensive income – unrealized loss on marketable equity securities on the balance sheet which totals $102,585 for this security as of December 31, 2011. There is no realized gain or loss reflected in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2011 and 2010. The fair value of these securities as of December 31, 2011 reflected in the accompanying consolidated balance sheet is $2,415.

Non-Marketable Securities:

AccessKey warrants - As described above, the Company recorded warrants to purchase 75 million shares of AccessKey common stock. These warrants are considered non-marketable and accounted for at cost less any impairment since there is no readily determinable market value.  These warrants were recorded at the $77,500 at the time of the Spin-off and were subsequently evaluated for other than temporary impairment. Management has re-evaluated this security and due to the increased uncertainty that the Company can realize any of its investment in AccessKey in the open market due to trading restrictions, a 100% reserve has been recorded on these warrants and $77,500 has been charged to impairment expense in 2011.  It has a carrying value of $0 as of December 31, 2011.

Bio-Matrix Scientific Group, Inc. (Bio-Matrix) Preferred Stock - As described above the Company acquired 25,000 shares of non-convertible preferred stock in Bio-Matrix.  These shares were recorded at a zero cost basis.

Common stock - MLH Investments, Inc. (MLH) - On November 10, 2010 the Company acquired PHMG’s interest in 100,000 restricted common shares of Wound Management Technologies, Inc. (WNDM) common stock that was provided to PHMG as a result of a previous loan made to MLH.  The Company also received a put option requiring MLH to purchase 75,000 shares of the WNDM stock at $3.00 per share upon notice by the Company between September 15, 2009 and October 15, 2009.  Although the original loan was repaid, MLH and WNDM have refused to honor the terms of these other instruments and have not issued the 100,000 shares of WNDM common stock to the Company and have not paid the $225,000 due upon the Company’s exercise of the Put Option. The Company believes the terms are legally enforceable and has filed a lawsuit against MLH Investments, its Chairman, WNDM and other parties. However, the Company has not recorded the stock in these financial statements since a positive outcome to this dispute cannot be reasonably assured.

Note Receivable and warrants from Bottled Water Media (BWM) - On November 10, 2010 the Company acquired PHMG’s interest in a note receivable of $250,000 in BWM in the form of a secured original issue discount promissory note with a face value of $287,500, including interest, with a maturity date of December 29, 2009, collateralized by the intellectual property of BWM and the Chief Executive Officer’s personal guarantee. Part of the compensation to the Company includes warrants to purchase 7% of the BWM’s common stock and 7% of the BWM’s preferred stock for $200,000, which expires on December 29, 2012.  Since BWM is a privately held development stage company with no revenues or sales contracts and no indicators of common stock value, the warrant received was valued at zero for accounting purposes and no interest or loan fee income was recognized.  Since the warrants are accounted for at cost for this non-marketable security, there is no change in recorded value as of December 31, 2011.  BWM has the right to repurchase 50% of the Warrants from the Company for $500,000. The Company is also entitled to future advertising through BWM at BWM’s cost for a period of 24 months not to exceed $250,000 or 25% of BWM’s annual revenues.

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

4.  FAIR VALUE MEASUREMENTS

Marketable Equity Securities

As of December 31, 2011 the Company’s investments in marketable equity securities are based on the December 31, 2011 stock price as reflected in the OTC markets, reduced by a discount factor if those shares have selling restrictions. These marketable equity securities are summarized as follows:

	Equity Securities Cost	Aggregate Unrealized Gains (Loss)	Equity Securities Aggregated Fair Value
Marketable Equity Securities-Available for Sale:

Bio-Matrix Scientific Group, Inc.	105,000	(102,585)	2,415

Total Marketable Equity Securities-Available for Sale	$105,000	$(102,585)	$2,415

The unrealized income (losses) are presented in the comprehensive income (loss) portion of the consolidated statements of operations and comprehensive income (loss) and is included in the accumulated other comprehensive income - unrealized income (loss) on marketable equity securities on the balance sheet.

The levels of the fair value measurements for marketable equity securities are summarized as follows:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable Equity Securities – December 31, 2010	$34,500	$-	$-

Sale of equity securities	-	-	-

Total unrealized gains (losses)
Included in other comprehensive income	(32,085)	-	-

Marketable Equity Securities – December 31, 2011	$2,415	$-	$-

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

5. PROPERTY, FURNITURE AND EQUIPMENT

Furniture and equipment at December 31, 2011 and 2010 consists of the following:

	2011	2010

Furniture	$29,731	$14,695
Equipment	212,913	41,150
Leasehold improvements	11,826	-
Total property, furniture and equipment	254,470	55,845
Accumulated depreciation and amortization	(50,081)	(9,090)
Property, furniture and equipment, net	$204,389	$46,755

Equipment at December 31, 2011 and 2010 includes $202,956 and $34,150, respectively, of leased equipment for the Phyhealth Sleep Care Center accounted for as a capital lease.

Depreciation and amortization expense for 2011 and 2010 was $40,991 and $1,440, respectively. This expense includes $32,902 and $823 of amortization of the equipment under a capital lease (see Note 8) for 2011 and 2010, respectively.

6. WEBSITE COSTS

Website costs at December 31, 2011 and 2010 consist of the following:

	2011	2010

Website costs	$18,000	$20,903
Accumulated amortization	(18,000)	(18,064)
Website costs, net	$-	$2,839

Amortization expense for 2011 and 2010 was $1,481 and $592, respectively.

7.  LITIGATION

The Company is not a defendant in any litigation.

An investor in the Company’s former parent corporation, Physicians Healthcare Management Group Inc. (PHMG), has initiated litigation against PHMG. The investor asserts that the August 2008 exchange of PHMG's convertible debenture, issued by PHMG to such investor, for PHMG Series B Preferred shares, should be voided. The investor claims that its own former Investment Advisor had conflicting interests, alleging that its Investment Advisor also represented PHMG at that time.

The investor seeks to have the conversion, executed by PHMG and the investor’s former Investment Advisor, declared void, so that the convertible debenture, with PHMG, in an amount of $263,000, plus accrued interest, would remain a convertible debenture with PHMG instead of preferred stock with PHMG.  PHMG believes this case is without merit and has asked its legal counsel to vigorously contest this matter. The investor’s former Investment Advisor and PHMG deny that there was any conflict of interest and deny any wrongdoing in this exchange, and deny any other circumstance which would enable the investor to retroactively avoid the exchange.  After discovery in the litigation is complete, PHMG's legal counsel plans to file a motion for summary judgment, as its legal counsel sees no factual basis for the complaint. PHMG’s management believes it will successfully defend this claim and does not believe that the outcome of this litigation will have a material impact to PHMG’s consolidated financial statements. The Company's management does not believe that the outcome of this litigation will have any impact on the Company's consolidated financial statements. Accordingly, no liability has been recorded in PHMG's financial statements or the Company’s consolidated financial statements regarding this litigation between PHMG and the PHMG investor.

 Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

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

•
Stock options for 400,000 shares to each the CEO and COO with a strike price of $0.15 per share and an expiration date of January 10, 2018, which was replaced with 400,000 shares of common stock on October 21, 2011 (see note 9).

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

Capital leases

The Company entered into a capital lease on January 14, 2011 for $85,928 of sleep care medical equipment for the location opened in Denver, Colorado. The lease requires the Company to pay monthly principal and interest payments of $3,218 per month for 30 months starting in July 2011 and ending December 2013. The lease has an implicit interest rate of 6.6%.

The Company entered into a capital lease on May 1, 2011 for $82,878 of sleep care medical equipment for the location opened in Virginia. The lease requires the Company to pay monthly principal and interest payments of $2,808 per month for 36 months starting in September 2011 and ending August 2014. The lease has an implicit interest rate of approximately 11.4%.

The Company also has a capital lease on the sleep care medical equipment for its Longmont, Colorado location that requires the Company to pay monthly principal and interest payments of $1,287 per month through August 2013. The lease has an implicit interest rate of 14.2%.

Total minimum lease payments under all capital leases are summarized as follows:

Year ended December 31:
2012	$88,177
2013	82,617
2014	22,462

Total minimum lease payment	193,256
Interest portion of minimum lease payments	(20,392)
Present value of minimum lease payments	172,864
Less: current portion of capital leases	(74,904)
Capital leases, net of current portion	$97,960

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

Operating leases

During 2011, the Company extended their lease for their headquarters (Miami Springs, FL) and entered into three leases for operating facilities (two in Culpeper Virginia and one in Brighton, Colorado).  All the leases expire between April 2014 and July 2014. The monthly lease payments range from $1,942 to $3,460 and have annual escalation clauses from 3 to 4%. One of the leases has no expenses in 2011 because the branch didn’t open until January 2012 as more fully explained in the Subsequent Events Note below.

The minimum lease payments under these four leases are as follows:

Year ended December 31,	Amount
2012	$138,800
2013	143,100
2014	65,400
Total	$347,300

9. STOCKHOLDERS’ EQUITY

Authorized Common Stock - On January 18, 2008, the Company filed with the state of Delaware to authorize 50,000,000 common shares at a par value of $0.0001 per share. The Company also issued 1,000 shares as reimbursement of organizational costs of $944 to PHMG which at that time owned 100% of the outstanding shares.

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

In 2011, in accordance with the rights of the Series A and Series B shareholders, One Series A and two Series B shareholders converted a total of 275,539 Series A preferred shares and 9,843 Series B preferred shares into 669,259 common shares.

In 2011, management issued 104,000 shares of the Company’s common stock in exchanges for legal, consulting and other services. The stock and the related services were valued at $22,640 based on the common stock’s market value at the date the shares were issued.

Under a six month consulting agreement dated July 1, 2011, the Company is recognizing expense for 250,000 common shares on a prorata basis using the average trading price for each reporting period. The Company recognized $42,375 in 2011.  The shares were issued in October 2011.

The Company issued the President and CEO and his wife a total of 1,000,000 shares of its common stock valued at $74,602 in 2011 in accordance with a convertible note payable as described in Note 12 below.

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

On October 25, 2011, five individuals that were owed a total of $133,132 by the Company accepted 1,604,001 shares of the Company’s common stock in lieu of cash. The value of the stock was based on the market price of $0.083 per share at the date the shares were issued and accordingly there was no gain or loss.

 Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

Noncontrolling Interest and Liquidation of Underwriters - On December 27, 2011 Underwriters was liquidated.  Since Underwriters had no cash or other material assets there was no distribution to the Company or the noncontrolling partner.  All of Underwriters’ debt was to Phyhealth Corporation and was eliminated in consolidation; therefore, there was no gain or loss on the liquidation. The only impact of the liquidation was the removal of the noncontrolling interest against additional paid-in capital as presented in the accompanying consolidated statements of changes in equity (deficit).

Authorized Preferred Stock - On November 2, 2009, the Company filed a certificate of amendment to the articles of incorporation in the State of Delaware to authorize 10,000,000 shares of $0.0001 par value preferred stock. The Company also filed a certificate of designation to designate 5,000,000 shares of Series A preferred stock and 5,000,000 shares of Series B preferred stock. The preferred shares rank senior to the common stock and any other capital stock of the corporation ranking junior to the preferred stock as to dividends and upon liquidation, dissolution and winding up.  No dividends shall be declared or paid upon Series A preferred stock or other securities ranking junior to the preferred Series B stock unless equivalent dividends, on an as converted basis, are declared and paid on the Series B stock.

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

In 2011, in accordance with the rights of the Series A and Series B shareholders, One Series A and two Series B shareholders converted a total of 275,539 Series A preferred shares and 9,843 Series B preferred shares into 669,259 common shares.

Employee Stock Options - As part of the November 10, 2010 Spin-off, the Company issued vested stock options for 400,000 shares to each the CEO and COO with a strike price of $0.15 per share and a termination date of January 10, 2018.

A summary of employee options for the period from January 1, 2010 to December 31, 2010 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
Employee Options	Options	Price	Term	Value
Options Outstanding, January 1, 2010	-	-		-
Issued in Spin-off – November 10, 2010	800,000	$0.15	7.1	-
Exercised	-	-		-
Forfeited	-	-		-
Expired	-	-		-
Options Outstanding, December 31, 2010	800,000	$0.15	7.0	-
Exercisable, December 31, 2010	800,000	$0.15	7.0	-

A summary of employee options for the period from January 1, 2011 to December 31, 2011 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
Employee Options	Options	Price	Term	Value
Options Outstanding, January 1, 2011	800,000	$0.15	7.0	-
Exercised	-	-		-
Exchanged options for common stock (*)	800,000	$0.15	7.0	-
Expired	-	-		-
Options Outstanding, December 31, 2011	-	-	-	-
Exercisable, December 31, 2011	-	-	-	-

(*) - On October 21, 2011, the Company exchanged 800,000 options to purchase stock for 800,000 shares of the Company’s common stock (see description of common stock issuances above).

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

10. INCOME TAXES

There was no income tax expense for 2011 or 2010 due to the Company's net losses.

The blended Federal and State tax rate of 39.5% applies to loss before taxes. The Company's tax expense differs from the “expected” tax expense for Federal income tax purposes for 2011 or 2010 (computed by applying the United States Federal Corporate tax rate of 34% to net loss attributable to Phyhealth before taxes), as follows:

	2011	2010

Computed “expected” tax benefit	$(770,569)	$(214,905)
State income taxes	(124,651)	(34,764)
Meals and entertainment	863	402
Change in deferred tax asset valuation allowance	894,357	249,267
Total income tax expense (benefit)	$-	$-

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at the end of each period are as follows:

Deferred tax assets:	2011	2010

Net operating loss carryforward	$1,116,136	$233,597
Accounts receivable allowance	28,916	17,098
Total deferred tax assets, net	1,145,052	250,695
Less valuation allowance	(1,145,052)	(250,695)
Net deferred tax assets	$-	$-

The valuation allowance at December 31, 2011 and 2010 was $1,145,052 and $250,695, respectively. The increase in the valuation allowance for the years ended December 31, 2011 and 2010 was $894,357 and $249,267, respectively. The Company has a net operating loss carryforward of approximately $2,825,660 available to offset future U.S. net income over 20 years through 2031.

The utilization of the net operating loss carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward period. In addition, utilization of these NOL carryforwards may be limited due to ownership changes as defined in the Internal Revenue Code.

11. RELATED PARTIES

Underwriters was the attorney-in-fact for Physhield (see Note 1) and the Parent company has received the surplus note in the November 10, 2010 Spin-off.  Between April and June 2011 Physhield was liquidated. The Company received $427,875 in cash on the surplus note receivable which had a face value of $600,000 (book value of $313,924) plus $48,327 of accrued interest, thus realizing a gain of $65,624.  Physhield also owed the Company $252,874 of accrued interest, $87,358 for a start-up loan and $619,646 of shared expenses, for a total of $959,878. These amounts were not collected upon the liquidation of Physhield but had been fully reserved and therefore did not result in any additional loss to the Company.  Underwriters was also liquidated on December 27, 2011.

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

The Company has contracted with NextPath Partners, LLC (NextPath) to provide full-time marketing and related services for $7,500 per month to support the introduction and sales of Physhield’s medical malpractice products, particularly in Maryland and the District of Columbia.  Services include website development and maintenance, product development, communications, direct marketing to physicians and the development of marketing materials to support Physhield’s Managing General Agent, Palumbo Insurance Associates.  NextPath has also been engaged by the Company to provide substantially the same full-time marketing services to Phyhealth Sleep Care Corporation.  NextPath will not receive additional compensation for the services for Sleep Care over and above the $7,500 per month contracted amount. NextPath is owned and operated by the spouse of the President and CEO of the Company.  NextPath has more than twenty years executive management experience in target marketing for a Fortune 500 media corporation and complies with the Company’s Related Parties Policy.  NextPath was paid $35,000 in cash and $40,000 in the Company’s common stock for services rendered in 2011 through the end of October (see Note 9).  The Company owes Next Path $15,000 as of December 31, 2011.  Next Path was paid $7,500 for the year ended December 31, 2010.

Note payable to related party affiliate - During the November 10, 2010 spin-off, described in Note 1, the Company incurred a $50,000 liability to Physicians Healthcare Management Group (PHMG) which was converted to a promissory note on December 31, 2010.  The note bears interest at 4.25% interest per annum and is due on demand. This note was settled on February 17, 2012 as described in Note 15.

Loan payable to related party officer - On December 21, 2011 the President/Chief Executive Officer/Chairman of the Board made an unsecured, 12% interest loan to the Company of $25,000. The loan is due on demand and was used for general operating expenses.

12.  CONVERTIBLE NOTE PAYABLE - RELATED PARTY

On August 9, 2011, the Company executed a convertible note payable with its President/Chief Executive Officer/Chairman of the Board (CEO), whereby the Company would draw down loans from the CEO up to four times at increments of at least $25,000, for a total maximum of $100,000. The CEO advanced all $100,000 on this note in August 2011 under three draws. The note earns 12% interest per annum, payable on the maturity date of November 9, 2011, plus 250,000 shares of the Company’s common stock payable and issued on August 9, 2011. The CEO has the option to convert the note and accrued interest at $0.28 per share, unless the note is in default, at which time the conversion rate changes to $.14 per share. The Company has defaulted on this note.

The 250,000 shares of common stock issued with the debt, which represents a loan fee, was recorded at their relative fair value of $19,444 with a corresponding debt discount.  Additionally, a beneficial conversion value of $5,556 was recorded as a debt discount and additional paid-in capital. Both discounts are being amortized to interest expense over the term of the note. The subsequent draws, totaling $75,000, caused additional beneficial conversion values of $18,750 to be recorded and to be amortized over the remaining term of the loan. There is also a contingent beneficial conversion value due to the default of the Company that totals $56,250. This contingent beneficial conversion value was recorded as of the date of the default. The default caused a decrease in the conversion price of the note to $.14 per share.

On August 26, 2011, the Company executed a second 12% convertible note payable with its President/Chief Executive Officer/Chairman of the Board (CEO), with the exact same terms as described above, maturing November 26, 2011.  The 250,000 shares of common stock issued with the debt, which represents a loan fee, was recorded at their relative fair value of $19,444 with a corresponding debt discount.  Additionally, a beneficial conversion value of $5,556 was recorded as a debt discount and additional paid-in capital. Both discounts are being amortized to interest expense over the term of the note. The subsequent draws, totaling $75,000, caused additional beneficial conversion values of $18,750 to be recorded and amortized over the remaining term of the loan.  There is also a contingent beneficial conversion value due to the default of the Company that totals $56,250.  The default caused a decrease in the conversion price of the note to $.14 per share.

On October 6, 2011, the Company executed a convertible note payable with the spouse of its President/Chief Executive Officer/Chairman of the Board (CEO), whereby the Company would draw down loans up to four times at increments of at least $25,000, for a total maximum of $100,000.  The CEO’s spouse advanced all $100,000 on this note in October 2011 under two draws.  The note earns 12% interest per annum, payable on the maturity date of January 6, 2012, plus 500,000 shares of the Company’s common stock payable as a loan fee and issued on October 6, 2011. The holder has the option to convert the note and accrued interest of $0.0664 per share, unless the note is in default, at which time the conversion rate will change to $0.0415 per share. The Company has subsequently defaulted on this note.

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

The 500,000 shares of common stock issued with the debt, which represents a loan fee, was recorded at their relative fair value of $27,322 with a corresponding debt discount.  Additionally, a beneficial conversion value of $22,678 was recorded as a debt discount and additional paid-in capital. Both discounts are being amortized to interest expense over the term of the note.  The subsequent draw of $50,000 caused additional beneficial conversion values of $8,300 to be recorded and to be amortized over the remaining term of the loan.  There is also a contingent beneficial conversion value due to the default of the Company that totals $30,000 as an additional loan fee.  This contingent beneficial conversion value was recorded as of the date of the default (subsequent to 2011) on the note.  The default caused a decrease in the conversion price of the note to $0.0415 per share.

Interest expense was recorded as a result of the amortization of debt discount from the three convertible notes payable totaling $254,424 for the year ended December 31, 2011. The Company also recorded $10,858 of accrued interest on the three convertible notes as December 31, 2011.

13.  METRO SLEEP CENTER ACQUISITION

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

As part of the acquisition the Company assumed a capital lease, which has principal and 14.2% interest payments of $1,287 per month through August 2013.  The minimum lease payments are included in Note 8 above and are summarized as follows:

For years ended December 31:

2012	15,447
2013	10,298
Total lease payments	25,746
Less interest costs	(2,942)
Obligations under capital lease	22,804
Current portion of capital lease	13,033
Capital lease, net of current portion	$9,771

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

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

14.  SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company’s supplemental non-cash investing and financing activities are summarized as follows:

	2011	2010
Supplemental schedule of non-cash investing and financing activity
Conversion of payable to a note payable	$-	$50,000
Unrealized loss on marketable equity securities	$113,574	$140,800
Equipment purchased under capital lease	$168,805	$34,150
Common shares issued for debt settlement	$133,132	$-
Common shares issed under debt agreement	$74,602	$-
Conversion of preferred stock to common stock	$67	$-
Debt discount on notes payable	$258,300	$-
Issue common shares to replace management stock options	$80	$-
Liquidation of non-controlling interest	$72,837	$-

Acquisition of Metro Sleep Center:
Equipment, furniture and supplies acquired	$-	$38,325
Less: liabilities assumed	-	(38,324)
Cash paid in acquisition of Metro Sleep Center	$-	$1

Receipt of Spin-off assets and liabilities:
Assets received:
Convertible note receivable	$-	$600,000
Marketable equity security	-	697,750
Non-marketable equity securities	-	77,500
Other current assets	-	16,587
Due to related party	-	2,894
Furniture and equipment, net	-	11,044
Website, net	-	3,431
Surplus note and interest receivable	-	362,251
Other assets	-	2,533
Goodwill	-	487,320
Total assets received	-	2,261,310
Less: liabilities assumed:
Accounts payable & accrued liabilities	-	(22,430)
Accrued payroll liabilties	-	(39,596)
Less: Equity issued
Common stock	-	(660)
Additional paid-in-capital	-	(2,143,334)
Preferred stock - series A	-	(324)
Preferred stock - series B	-	(62)
Accumulated other comprehensive loss	-	(202,866)
Non-controlling interest in Underwriters	-	29,835
Cash received from Spin-off	-	(118,127)

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

15.  SUBSEQUENT EVENTS

Acquisition of Z-sleep Diagnoztics, Inc. - On January 1, 2012, the Company acquired all the business and assets of Z-sleep Diagnoztics, Inc., a Colorado corporation for 150,000 shares of the Company common stock, issued February 14, 2012, and valued at $0.083 per share, based on the quoted trading price on the closing date or $12,450, plus two payments of $7,500 on April 1, 2012 and July 1, 2012, for a total purchase price of $27,750.  The allocation of the final purchase price is summarized as follows:

Fair market value of assets acquired:
Provisional accreditation - American Academy of Sleep Medicine	$22,150
Furniture and equipment	1,175
Total fair value of assets purchased	$27,450

The assets were recorded at their fair market value and the purchase price was recorded as a liability until the common shares were issued and the payments are made.

Reverse Stock Split and Stock Sale - On April 2, 2012 the Company signed a “Stock Acquisition Agreement” (Agreement) whereby Queste Capital (Queste) will purchase approximately 95% of the Company’s common stock for $425,000.  Prior to the purchase the Agreement calls for the Company to declare a 1 for 12 reverse stock split for all classes of stock and then subsequently issue additional shares to Queste Capital and its investors.  After the transaction the Company will have approximately 84,500,000 common shares outstanding and approximately 95% of those shares will be owned by Queste Capital and its investors.  The reverse split and stock sale are not completed as of the date of this report.

Extinguishment/Repayment of Note Payable to Related Party - On February 17, 2012, the Company agreed to offset 1) the $21,656 December 31, 2011 related party receivable resulting from 2011 costs paid on behalf of Physicians Healthcare Management Group, Inc. (an affiliate) and 2) any and all claims the Company has against AccessKey as described in Note 3, against the note payable of $50,000 owed to Physicians Healthcare Management Group, Inc. as of December 31, 2011.  Since the Company recognized a 100% impairment loss on the AccessKey investment in 2011, it recognized a gain of $28,344 on February 17, 2012 when offsetting the $50,000 note payable against the assets described above.

Related Party Funding - Subsequent to 2011, the President, Chief Executive Officer, and Chairman of the Board (CEO) and his spouse have loaned the Company an additional $142,500 in short-term unsecured loans with 12% interest to fund the operations of the Company. These loans are due on demand.