Form 10-Q
period 2012-03-31
PHYHEALTH Corp
filed 2012-05-21
CIK 1472174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes     ☒No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

The number of outstanding shares of the registrant's common stock, par value $.0001, was 11,181,572 as of May 18, 2012.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Phyhealth Corporation and Subsidiaries

Consolidated Financial Statements

For the three months ended March 31, 2012 and 2011

Phyhealth Corporation and Subsidiaries

Phyhealth Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31, 2012	December 31,2011
ASSETS	(unaudited)
Current assets:
Cash	$6,537	$28,233
Patient receivables, net of $60,684 and $73,395 allowance at	77,676	65,889
March 31, 2012 and December 31, 2011, respectively.
Marketable equity securities	9,200	2,415
Due from related party affiliate	1,238	21,656
Other current assets	11,000	7,500
Total current assets	105,651	125,693

Property, furniture and equipment, net	196,062	204,389
Other assets	13,375	11,433
Intangible - accreditation, net	15,505	-
Total assets	$330,593	$341,515

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$259,079	$166,203
Accrued payroll liabilities	169,757	107,081
Loan payable to related party officer and spouse	218,278	25,000
Note payable to related party affiliate	-	50,000
Current portion of capital leases	76,694	74,904
Convertible notes payable to related party officer, net of $0 and $3,876
discount on March 31, 2012 and December 31, 2011, respectively.	300,000	296,124
Total current liabilities	1,023,808	719,312

Capital leases, net of current portion	78,276	97,960
Total Liabilities	1,102,084	817,272

Commitment and Contingencies (Notes 4 and 5)

STOCKHOLDERS' DEFICIT:
Common stock, $0.0001 par value, 40,000,000 authorized, 11,181,572 and 11,031,572
issued and outstanding at March 31, 2012 and December 31, 2011, respectively.	1,118	1,103
Preferred stock, 10,000,000 authorized, $0.0001 par value,
Series A convertible preferred stock, 5,000,000 designated, 2,964,469 shares
issued and outstanding at March 31, 2012 and December 31, 2011, respectively	296	296
Series B convertible preferred stock, 5,000,000 designated, 612,489 shares
issued and outstanding at March 31, 2012 and December 31, 2011, respectively	61	61
Additional paid-in capital	2,569,871	2,527,436
Accumulated deficit	(3,247,037)	(2,902,068)
Accumulated other comprehensive loss-unrealized loss on marketable equity securities	(95,800)	(102,585)
Total stockholders' deficit	(771,491)	(475,757)
Total liabilities and stockholders' deficit	$330,593	$341,515

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phyhealth Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss - Unaudited

	Three months ended March 31:
	2012	2011

Sleep care services revenue, net	$107,253	$53,243

Operating expenses:
Officer and director compensation and related costs	85,415	79,901
Consulting and professional fees	47,311	100,206
Sleep center operating expense	191,434	109,521
Bad debt expense	-	29,917
General and administration	106,344	80,591
Total operating expense	430,504	400,136
Loss from operations	(323,251)	(346,893)

Other income (expenses):
Interest expense	(50,402)	(2,707)
Realized gain on sale of securities	-	147,855
Gain on settlement of note payable	28,684	-
Total other income (expense)	(21,718)	145,148
Net loss	(344,969)	(201,745)
Add: net loss attributable to noncontrolling interest	-	2,265
Net loss attributable to Phyhealth Corporation and Subsidiaries	$(344,969)	$(199,480)
Net loss per share - basic and diluted	$(0.03)	$(0.03)

Weighted average shares outstanding - basic and diluted	11,179,924	6,604,312

Net loss	$(344,969)	$(201,745)
Unrealized investment holding gain (loss)	6,785	(73,907)
Less: reclassification adjustment for (gain) loss included in net loss	-	(147,855)
Comprehensive loss	(338,184)	(423,507)
Net loss attributable to noncontrolling interest	-	2,265
Comprehensive loss attributable to Phyhealth Corporation and Subsidiaries	$(338,184)	$(421,242)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phyhealth Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficit - Unaudited
For the three months ended March 31, 2012

									Accumulated
	Series A		Series B				Additional		Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit

Balance- December 31, 2011	2,964,469	$296	612,489	$61	11,031,572	$1,103	$2,527,436	$(2,902,068)	$(102,585)	$(475,757)

Issuance of shares on acquisition	-	-	-	-	150,000	15	12,435	-	-	12,450

Beneficial Conversion feature	-	-	-	-	-	-	30,000	-	-	30,000

Change in unrealized loss on marketable equity securities	-	-	-	-	-	-	-	-	6,785	6,785

Net loss for three months ended March 31, 2012
	-	-	-	-	-	-	-	(344,969)	-	(344,969)

Balance - March 31, 2012	2,964,469	$296	612,489	$61	11,181,572	$1,118	$2,569,871	$(3,247,037)	$(95,800)	$(771,491)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phyhealth Corporation and Subsidiaries
Consolidated Statements of Cash Flows - Unaudited

	Three months ended March 31,
	2012	2011
Cash from operating activities:
Net loss attributable to Phyhealth Corporation and Subsidiaries	$(344,969)	$(199,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to noncontrolling interests	-	(2,265)
Gain on sale of securities	-	(147,855)
Gain on settlement of note payable	(28,344)	-
Beneficial conversion feature amortized	30,000	-
Bad debt expense	-	29,917
Depreciation and amortization	19,972	7,448
Amortization of debt discount	3,876	-
Changes in operating assets and liabilities:
Patient receivable, net	(11,787)	(20,386)
Other current assets	(3,500)	(1,500)
Due from related party	(1,238)	(8,095)
Other assets	(1,942)	(3,000)
Accounts payable and accrued liabilities	101,454	16,418
Accrued payroll liabilities	62,676	11,458
Net cash used in operating activities	(173,802)	(317,340)

Cash flows from investing activities:
Proceeds from sale of marketable securities	-	423,543
Purchase of property, furniture & equipment	-	(11,194)
Net cash provided by investing activities	-	412,349

Cash flows from financing activities:
Proceeds from margin loan	-	(137,609)
Proceeds from related party loan	170,000	-
Repayment of capital lease	(17,894)	(3,553)
Net cash provided (used) by financing activities	152,106	(141,162)

Net decrease in cash	(21,696)	(46,153)
Cash, beginning of period	28,233	112,087
Cash, end of period	$6,537	$65,934

Supplemental disclosures of cash flow information:
Interest paid in cash	$3,372	$1,285
Income taxes paid in cash	$-	$-

Non-cash investing and financing activities:
Debt discount for beneficial conversion value	$30,000	$-

Unrealized (gain) loss on investments	$(6,785)	$73,907
Equipment purchases under capital lease	$-	$85,928
Acquisition of Sleep Center:
Assets acquired	$27,450	$-
Common stock issued	(12,450)	-
Liability incurred	(15,000)	-
Net cash received from acquisition of sleep center	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Unaudited
For the three months ended March 31, 2012 and 2011

1.  BASIS OF PRESENTATION, PRINCIPLE OF CONSOLIDATION, ORGANIZATION, NATURE OF BUSINESS, BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of consolidated financial position and results of operations.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair consolidated financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.  For further information, refer to the audited consolidated financial statements and footnotes of the company for the years ending December 31, 2011 and 2010.

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

Subsidiaries – As part of the Spinoff from PHMG that occurred in 2010, Phyhealth acquired PHMG’s ownership interest in the following subsidiaries:

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

Newly Formed Subsidiary:
Phyhealth Sleep Care Colorado, Inc. - On February 3, 2012, Phyhealth Sleep Care Colorado, Inc. (Phyhealth Sleep Colorado) was incorporated in the state of Wyoming in order to own and operate sleep care facilities in Colorado.

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Unaudited
For the three months ended March 31, 2012 and 2011

Nature of Business and Current Operations –The Company is marketing to physicians and physician groups.

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

Through its planned community health plan operations, the Company intends to expand its product offerings to include ownership and operation of local healthcare facilities and other products and services designed to support its goal to increase physicians’ income, reduce their expenses and add to their net worth..  Part of this plan was initiated in October 2010 when the Company incorporated a wholly owned subsidiary named Phyhealth Sleep Care Corporation (Sleep Care) and entered into an agreement with an individual operator to open a series of sleep care centers over the next year.  In November 2010 Sleep Care initiated the development of a 2-bed diagnostic sleep center in Longmont, Colorado and purchased the assets and assumed certain liabilities of an existing 2-bed diagnostic sleep care center in Denver, Colorado.    In January 2011, the Denver facility was expanded to 4 beds.  In June 2011 Sleep Care opened a 4-bed diagnostic sleep center in Virginia.  In December 2011, the Company closed the Denver facility coincident with the expiration of the leases for this facility, and in January 2012, the Company purchased a 2-bed facility in Brighton, Colorado.  (see Note 4 – Sleep Center Acquisition).

Going Concern - The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company and its ability to meet its ongoing obligations. The Company has a net loss attributable to Phyhealth Corporation and its subsidiaries of $344,969 and net cash used in operations of $173,802 for the three months ended March 31, 2012 and a negative working capital, stockholders’ deficit and an accumulated deficit of $918,157, $771,491 and $3,247,037, respectively, at March 31, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  However, the operations of Phyhealth Sleep Care started generating revenue in the year ended December 31, 2011.

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

Use of Estimates in Financial Statements - The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these unaudited consolidated financial statements include the useful life of furniture, equipment and leasehold improvements, the allowance for contractual discounts and doubtful accounts, the impairment of long lived assets, valuation of securities, the valuation of stock issued for services, and the valuation allowance on deferred tax assets.

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Unaudited
For the three months ended March 31, 2012 and 2011

Revenues, Patient Accounts Receivable and Allowances – For the Company’s Sleep Care operations, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price to the patient is fixed or determinable, and collectability is reasonably assured. The Company recognizes revenues in the period in which services are performed and billed to the patient or third party insurer. Patient accounts receivable primarily consist of amounts due from third party insurers and patients. Amounts the Company receives for treatment of patients is generally covered by third party insurers such as health maintenance organizations, preferred provider organizations and other private insurers and are generally less than the Company’s established billing rates. Accordingly, the revenues and related patient accounts receivable reported in the Company’s unaudited consolidated financial statements are recorded at the net amount expected to be received.

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

At March 31, 2012 and December 31, 2011, patient accounts receivable were presented net of an allowance for contractual discounts of $56,016 and $67,749, respectively, and an allowance for bad debts of $4,668 and $5,646, respectively.

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

Intangible - accreditation - The Company tests intangible assets for impairment in accordance with the provisions of Financial Accounting Standards Codification (ASC) section 350, “Goodwill and Other Intangible Assets.” Accordingly, intangible assets are tested for impairment at least annually or whenever events or circumstances indicate that intangible assets might be impaired.  As of March 31, 2012, no impairment on intangible assets was considered necessary.

The accreditation that gives rise to this asset is a Provisional Accreditation acquired on January 1, 2012 (See Note 4) which is amortized over the 10 month expected life. Accreditation from the American Academy Of Sleep Medicine is required in order for the sleep center to treat Medicare beneficiaries and certain commercially insured patients, including those patients insured by Anthem Blue Cross/Blue Shield of Colorado. The intangible accreditation asset reflected on the unaudited consolidated balance sheet is net of $6,645 amortization expense for the three months ended March 31, 2012.

Recent Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company.

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

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Unaudited
For the three months ended March 31, 2012 and 2011

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

2. INVESTMENTS IN SECURITIES

Investments made by the Company in equity securities as of March 31, 2012 are as follows:

Marketable Equity Securities:

ZST Digital Networks, Inc. Common Stock – In November 10, 2010 Spinoff, the Company received 75,000 shares of common stock in ZST Digital Networks, Inc. (ZST Digital), a Chinese supplier of optical and digital network equipment, listed as ZSTN on NASDAQ.

During the three months ended March 31, 2012 and 2011, the Company sold shares of ZST Digital common stock with a market value of $0 and $427,486, respectively.  In the three months ended March 31, 2011 the Company received proceeds after selling costs of $423,543 realizing a gain of $147,855.  In addition, an unrealized loss of $0 and $59,357 is reflected in the unaudited consolidated statements of operations and comprehensive loss for the three months ended March 31, 2012 and 2011, respectively.  All shares of this stock were sold in 2011 and all gains and losses have been realized.

Bio-Matrix Scientific Group, Inc. (Bio-Matrix) Common Stock – In the November 10, 2010 Spinoff, the Company received 1,150,000 common shares and 25,000 of non-convertible preferred shares of Bio-Matrix Scientific Group (Bio-Matrix).  Bio-Matrix is an OTCBB company listed as BMSN.  This investment in common stock is classified as available for sale by management and presented as short-term because the shares are expected to be sold in the next twelve months.   The preferred shares are non-marketable and valued at zero cost (see below).  There is a possibility that the Company could receive an additional 150,000 shares of Bio-Matrix common stock that Bio-Matrix issued to another entity under the original PHMG purchase agreement as compensation for a business transaction that never materialized.  Since that transaction never materialized, the Company believes that they should receive the shares of Bio-Matrix common stock issued to that entity.  However, those shares have not been recognized in these consolidated financial statements nor included in the fair value disclosure herein, because it is not reasonably assured that they will receive those shares.

Based on the OTC market price of the stock currently held by the Company, an unrealized gain of $6,785 and an unrealized loss of $10,350 is reflected in the unaudited consolidated statements of operations and comprehensive loss for the three months ended March 31, 2012 and 2011, respectively.  The fair value of these securities as of March 31, 2012 reflected in the accompanying unaudited consolidated balance sheet is $9,200.

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Unaudited
For the three months ended March 31, 2012 and 2011

Non-Marketable Securities:

Bio-Matrix Scientific Group, Inc. (Bio-Matrix) Preferred Stock – As described above the Company acquired 25,000 shares of non-convertible preferred stock in Bio-Matrix.  These shares were recorded at a zero cost basis.

Common stock - MLH Investments, Inc. (MLH) – On November 10, 2010 the Company acquired PHMG’s interest in 100,000 restricted common shares of Wound Management Technologies, Inc. (WNDM) common stock that was provided to PHMG as a result of a previous loan made to MLH.  The Company also received a put option requiring MLH to purchase 75,000 shares of the WNDM stock at $3.00 per share upon notice by the Company between September 15, 2009 and October 15, 2009.  Although the original loan was repaid, MLH and WNDM have refused to honor the terms of these other instruments and have not issued the 100,000 shares of WNDM common stock to the Company and have not paid the $225,000 due upon the Company’s exercise of the Put Option. The Company believes the terms are legally enforceable and has filed a lawsuit against MLH Investments, its Chairman, WNDM and other parties.  However, the Company has not recorded the stock in these financial statements since a positive outcome to this dispute cannot be reasonably assured.

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

3.  FAIR VALUE MEASUREMENTS

Marketable Equity Securities

As of March 31, 2012 the Company’s investments in marketable equity securities are based on the March 31, 2012 stock price as reflected in the OTC markets.  These marketable equity securities are summarized as follows:

	Equity Securities Cost	Aggregate Unrealized Gains (Loss)	Equity Securities Aggregated Fair Value
Marketable Equity Securities-Available for Sale:

Bio-Matrix Scientific Group, Inc.	105,000	(95,800)	9,200

Total Marketable Equity Securities-Available for Sale	$105,000	$(95,800)	$9,200

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Unaudited
For the three months ended March 31, 2012 and 2011

The unrealized income (losses) are presented in the comprehensive loss portion of the consolidated statements of operations and comprehensive loss and is included in the accumulated other comprehensive income – unrealized income (loss) on marketable equity securities on the balance sheet.

The levels of the fair value measurements for marketable equity securities are summarized as follows:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable Equity Securities – December 31, 2011	$2,415	$-	$-

Sale of equity securities	-	-	-

Total unrealized gains (losses)
included in other comprehensive income	6,785	-	-

Marketable Equity Securities – March 31, 2012	$9,200	$-	$-

4.  SLEEP CENTER ACQUISITION

On January 1, 2012 (“closing date”), the Company acquired all the business and assets of Z-sleep Diagnoztics, Inc., a Colorado corporation for 150,000 shares of the Company common stock, issued February 14, 2012, and valued at $0.083 per share based on the quoted trading price on the closing date, or $12,450, plus two payments of $7,500 due on April 1, 2012 and July 1, 2012, for a total purchase price of $27,750.  The allocation of the final purchase price is summarized as follows:

Fair market value of assets acquired:
Provisional accreditation - American Academy of Sleep Medicine	$22,150
Furniture, equipment and supplies	5,300
Total fair value of assets purchased	$27,450

The assets were recorded at their fair market value and the purchase price was recorded as a liability until the common shares were issued on February 14, 2012 and the payments are made.

The Company also entered into a three year operating lease for the operating facilities of this sleep center.  The minimum lease payments under this lease are as follows:

Years ended March 31,	Amount
2013	$23,700
2014	24,400
2015	8,200
Total	$56,300

The operating expenses subsequent to the January 1, 2012 acquisition have been included in the consolidated statement of operations and comprehensive loss as of March 31, 2012.  The Company received its first revenues in January 2012 from these operations.  The Company purchased these assets primarily for the provisional accreditation held by Z-sleep Diagnoztics, Inc.

Pro forma financial disclosures have not been presented since the financial impact of the Sleep Center operation was not material to the Company’s consolidated financial statements.

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Unaudited
For the three months ended March 31, 2012 and 2011

5.  LITIGATION

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

The investor seeks to have the conversion, executed by PHMG and the investor’s former Investment Advisor, declared void, so that the convertible debenture, with PHMG, in an amount of $263,000, plus accrued interest, would remain a convertible debenture with PHMG instead of preferred stock with PHMG.  PHMG believes this case is without merit and has asked its legal counsel to vigorously contest this matter.  The investor’s former Investment Advisor and PHMG deny that there was any conflict of interest and deny any wrongdoing in this exchange, and deny any other circumstance which would enable the investor to retroactively avoid the exchange.  After discovery in the litigation is complete, PHMG's legal counsel plans to file a motion for summary judgment, as its legal counsel sees no factual basis for the complaint. PHMG’s management believes it will successfully defend this claim and does not believe that the outcome of this litigation will have a material impact to PHMG’s consolidated financial statements.  The Company's management does not believe that the outcome of this litigation will have any impact on the Company's consolidated financial statements. Accordingly, no liability has been recorded in PHMG's financial statements or the Company’s unaudited consolidated financial statements regarding this litigation between PHMG and the PHMG investor.

6. RELATED PARTIES

The Company has contracted with NextPath Partners, LLC (NextPath) to provide full-time marketing and related services for $7,500 per month to support the introduction and sales of Physhield’s medical malpractice products, particularly in Maryland and the District of Columbia.  Services include website development and maintenance, product development, communications, and direct marketing to physicians.  NextPath has also been engaged by the Company to provide substantially the same full-time marketing services to Phyhealth Sleep Care Corporation.  NextPath will not receive additional compensation for the services for Sleep Care over and above the $7,500 per month contracted amount. NextPath is owned and operated by the spouse of the President and CEO of the Company.  NextPath has more than twenty years executive management experience in target marketing for a Fortune 500 media corporation and complies with the Company’s Related Parties Policy.  Next Path was paid $0 and $7,500 for the three months ended March 31, 2012 and 2011, respectively.  The Company owes Next Path $37,500 as of March 31, 2012 for services provided from November 2011 to March 2012.

Extinguishment/Repayment of Note Payable to Related Party – On February 17, 2012, the Company agreed to offset 1) a $21,656 related party receivable resulting from 2011 costs paid on behalf of Physicians Healthcare Management Group, Inc. (an affiliate) and 2) any and all rights to certain investments that it had previously written-off, against the note payable of $50,000 owed to Physicians Healthcare Management Group, Inc.  Since the Company recognized a 100% impairment loss on the investment in 2011, it recognized a gain of $28,344 on February 17, 2012 when offsetting the $50,000 note payable against the assets described above.
.
Loan payable to related party officer and spouse – In the three months ended December 31, 2011 and the three months ended March 31, 2012 the President/Chief Executive Officer/Chairman of the Board and his spouse made unsecured, 12% interest loan to the Company of $25,000 and $170,000, respectively.  These loans are due on demand and were used for general operating expenses.  Interest totaling $3,021 has accrued on these loans along with $20,257 of accrued interest on convertible note payable that was also loaned by this officer and his spouse.  The total $218,278 of interest and the unsecured loan is presented on the consolidated balance sheet as loan payable to related party officer and his spouse.

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Unaudited
For the three months ended March 31, 2012 and 2011

7.  CONVERTIBLE NOTES PAYABLE – RELATED PARTY

The President/Chief Executive Officer/Chairman of the Board (CEO) and his Spouse has loaned the Company $300,000 in exchange for convertible notes payable, as summarized as follows:

Investor	Date of loan	Common Shares Issue	Loan Amount
President/CEO/Chairman of the Board	8/9/2011	250,000	$100,000
President/CEO/Chairman of the Board	8/26/2011	250,000	100,000
Spouse of President/CEO/Chairman of the Board	10/6/2011	500,000	100,000
		1,000,000	$300,000

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

The 500,000 shares of common stock issued with the debt, which represents a loan fee, was recorded at their relative fair value of $27,322 with a corresponding debt discount.  Additionally, a beneficial conversion value of $22,678 was recorded as a debt discount and additional paid-in capital. Both discounts are being amortized to interest expense over the term of the note.  The subsequent draw of $50,000 caused additional beneficial conversion values of $8,300 to be recorded and to be amortized over the remaining term of the loan.  There is also a contingent beneficial conversion value due to the default of the Company that totals $30,000.  This contingent beneficial conversion value was recorded as of the date of the January 6, 2012 default on the note and expensed immediately.  The default caused a decrease in the conversion price of the note to $0.0415 per share.

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Unaudited
For the three months ended March 31, 2012 and 2011

Interest expense of $33,876 was recorded as a result of the amortization of debt discount from the convertible notes payable for the three months ended March 31, 2012.  The Company also recorded $8,975 of accrued interest on the convertible notes for the three months ended March 31, 2012, for total accrued interest expense owed on these notes of $19,833 at March 31, 2012.

8.  STOCKHOLDERS’ EQUITY

On January 1, 2012, the Company issued 150,000 shares of its common stock in the acquisition in of a sleep center as described in Note 4.  The shares were valued at $0.083 per share or $12,450 based on the quoted trading price on the closing date of issuance.

On January 6, 2012, the Company defaulted on the third convertible note payable to the spouse of its President/Chief Executive Officer/Chairman of the Board (CEO) as fully described in Note 7.  As a result of that default the Company recorded an additional $30,000 beneficial conversion and expensed it immediately with a credit to additional paid in capital.

9.  SUBSEQUENT EVENTS

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

The Company’s intended core product is the development of community health plans-based on a health maintenance organization (HMO) license-that is owned and operated in partnership with the participating physicians.  The Company’s community health plans are structured to integrate all the financial and reimbursement components of healthcare delivery; align the financial incentives of all participants; and empower physicians to assume end-to-end management of healthcare for their patients. The Phyhealth community health plan model is built on the foundation of the physician-patient relationship and rewards physicians for proactively providing the preventative care necessary to keep their patients healthy and for closely managing the ongoing care necessary for patients who suffer from chronic disorders to stabilize their health status.

Through its community health plan operations, the Company intends to expand its product offerings to include ownership and operation of local healthcare facilities and other products and services designed to support its goal to increase physicians’ income, reduce their expenses and add to their net worth.  Part of this plan was initiated in October 2010 when the Company incorporated a wholly owned subsidiary named Phyhealth Sleep Care Corporation (Sleep Care) and entered into an agreement with an individual operator to open a series of sleep care centers over the next year.  In November 2010, Sleep Care initiated the development of a 2-bed diagnostic sleep center in Longmont, Colorado and purchased the assets and assumed certain liabilities of an existing 2-bed diagnostic sleep care center in Denver, Colorado.    In January 2011, the Denver facility was expanded to 4 beds.  In June 2011, Sleep Care opened a 4-bed diagnostic sleep center in Virginia.  In December 2011, the Company closed the Denver facility coincident with the expiration of the leases for this facility, and in January 2012, the Company purchased a 2-bed facility in Brighton, Colorado.

Results of Operations for the three months ending March 31, 2012 compared to the three months ending March 31, 2011

Sleep care operations:

The sleep care services revenue recognized for the three months ended March 31, 2012 included three sleep centers: one four-bed facility and one two-bed facility, a total of six beds, that were fully operational and one two-bed facility that was only marginally operational during the three months ended March 31, 2012.  This is compared to sleep care service revenue resulting from two facilities with a total of six beds for the three months ended March 31, 2011.  Revenue increased from $53,243 to $107,253 for the three months ended March 31, 2011 to the same time period in 2012.

The sleep care operating expenses increased from $109,521 to $191,434 for the three months ended March 31, 2011 compared to the three months ended March 31, 2012, respectively.  The medical professional fees included in these amounts increased from $82,908 to $155,864 during these same time periods, respectively.  Also included in sleep care operating expenses was rent expense that increased from $17,878 to $31,249 during the three months ended March 31, 2011 to March 31, 2012, respectively.

Corporate expenses:

Officer and director compensation of $85,415 and $79,901 for the three months ended March 31, 2012 and 2011, respectively, was incurred in accordance with the employment contracts of the two executive officers of the Company. However, of the $85,415 compensation for the three months ended March 31, 2012, the Company still owes two executives $62,500 because there was not sufficient cash to pay their compensation under their contracts.  As of March 31, 2012, the Company owes the two executives a total of $131,013 in unpaid compensation.

Consulting and professional fees totaled $47,311 and $100,206 for the three months ended March 31, 2012 and 2011 and consisted mostly of legal, audit and accounting fees incurred in the completion of the Company’s Form 10K and other day to day operating matters.

Bad debt expense of $29,917 for the three months ended March 31, 2011 was a result of recording the allowance for doubtful accounts for all costs due to the Company by Physhield Insurance Exchange, a Risk Retention Group.  Since the Physhield Risk Retention Group was terminated, the Company will not be reimbursed for these costs.

The Company’s general and administrative expenses totaling $106,344 and $80,591 for the three months ended March 31, 2012 and 2011, respectively.  The increase is due to an increase in depreciation on leased equipment and amortization of intangible assets.

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

Subsequent to 2011, the President, Chief Executive Officer and Chairman of the Board (CEO) and his spouse have loaned the Company an additional $170,000 in short-term unsecured loans with 12% interest to fund the operations of the Company.  These loans are due on demand.

The Company is currently out of funds and is looking for additional financing in order to support the sleep care business as well as administrative expenses.  On April 2, 2012, in order to raise funds the Company has entered into a transaction that would sell its common stock that is approximately 95% of its fully diluted ownership interest for $425,000. (See subsequent events, Note 8)  However, there is no guarantee that this, or any other, funding can be finalized.

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

The Company has lease commitments for corporate office space and three sleep care operational facilities.  The minimum operating lease payments under all four facility leases total:

Year ended March 31:	Amount
2013	$139,900
2014	144,200
2015	29,200
Total	$313,300

The Company is also obligated to monthly payments under three year equipment capital leases are as follows:

Year ended March 31:	Amount
2013	$88,200
2014	69,100
2015	14,000
Total	$171,300

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

Patient Revenues:

The Company recognizes revenues in the period in which services are performed and billed to the patient or third party insurer. Amounts the Company receives for treatment of patients is generally covered by third party insurers and is generally less than the Company’s established billing rates. Accordingly, the revenues and related accounts receivable reported in the Company’s unaudited consolidated financial statements are recorded at the net amount expected to be received.

The Company derives a significant portion of its revenues from third party insurers that receive discounts from our standard charges. The Company must estimate the total amount of these discounts to prepare its consolidated financial statements. The various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and adjustment. The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management. Changes in estimates related to the allowance for contractual discounts affect revenues reported in the Company’s unaudited consolidated statements of operations in the period of the change.

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

ITEM 1A.  RISK FACTORS

Not applicable since  Phyhealth is a "small reporting company" as defined and therefore exempt from providing in this Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

None

SIGNATURES (*)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYHEALTH CORPORATION

Date May 21, 2012	By:	/s/ Robert L Trinka
Robert L. Trinka,
Chairman, President, CEO,
Principal Executive Officer and Principal Financial

Date May 21, 2012	By:	/s/ Fidel Rodiguez
Fidel Rodriguez,
V.P./Chief Operating Officer, Director and Treasurer