Form 10-Q
period 2012-06-30
PHYHEALTH Corp
filed 2012-08-20
CIK 1472174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2012

☐ TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

COMMISSION FILE NUMBER:333-163076

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

The number of outstanding shares of the registrant's common stock, par value $.0001, was 82,608,208 as of August 10, 2012.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Phyhealth Corporation and Subsidiaries

Consolidated Financial Statements

For the six months ended June 30, 2012 and 2011

Phyhealth Corporation and Subsidiaries

Phyhealth Corporation and Subsidiaries
Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash	$43,996	$28,233
Patient receivables, net of $128,912 and $73,395 allowance at	63,563	65,889
June 30, 2012 and December 31, 2011, respectively.
Marketable equity securities	4,600	2,415
Due from related party affiliate	-	21,656
Other current assets	11,000	7,500
Total current assets	123,159	125,693

Property, furniture and equipment, net	145,504	204,389
Other assets	4,475	11,433
Total assets	$273,138	$341,515

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$332,222	$166,205
Accrued payroll liabilities	229,605	107,081
Due to related parties	94,762	-
Loan payable to related party officer and spouse	261,194	25,000
Note payable to related party affiliate	-	50,000
Current portion of capital leases	145,668	74,904
Deposit	25,000	-
Convertible notes payable to related party officer, net of $0 and $3,876
discount on June 30, 2012 and December 31, 2011, respectively.	300,000	296,124
Total current liabilities	1,388,451	719,314

Capital leases, net of current portion	-	97,960
Total Liabilities	1,388,451	817,274

Commitment and Contingencies (Notes 5 and 6)

STOCKHOLDERS' DEFICIT:
Common stock, $0.0001 par value, 200,000,000 authorized, 932,001 and 919,501
issued and outstanding at June 30, 2012 and December 31, 2011, respectively.	93	92
Preferred stock, $0.0001 par value,
Series A convertible preferred stock, 1,000,000 authorized, 247,053 shares
issued and outstanding at June 30, 2012 and December 31, 2011, respectively.	25	25
Series B convertible preferred stock, 1,000,000 authorized, 51,047 shares
issued and outstanding at June 30, 2012 and December 31, 2011, respectively.	5	5
Additional paid-in capital	2,599,568	2,528,775
Accumulated deficit	(3,614,604)	(2,902,071)
Accumulated other comprehensive loss-unrealized loss on marketable equity securities	(100,400)	(102,585)
Total stockholders' deficit	(1,115,313)	(475,759)
Total liabilities and stockholders' deficit	$273,138	$341,515

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phyhealth Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss – Unaudited

	Three months ended June 30:		Six months ended June 30:
	2012	2011	2012	2011

Sleep care services revenue, net	$169,525	$131,020	$276,778	$184,263

Operating expenses:
Officer and director compensation and related costs	67,524	108,845	152,939	188,746
Consulting and professional fees	127,081	114,481	174,392	214,687
Sleep center operating expense	153,634	78,897	345,068	188,418
Bad debt expense	-	-	-	29,917
General and administration	102,873	163,126	209,217	243,717
Total operating expense	451,112	465,349	881,616	865,485
Loss from operations	(281,587)	(334,329)	(604,838)	(681,222)

Other income (expenses):
Interest expense	(20,058)	(3,419)	(70,460)	(6,126)
Realized gain on sale of securities	(28,684)	60,624	-	60,624
Loss on disposal of furniture and equipment	(37,235)	-	(37,235)	-
Gain on settlement of note payable	-	(6,778)	-	141,077
Total other income (expense)	(85,977)	50,427	(107,695)	195,575
Net loss	(367,564)	(283,902)	(712,533)	(485,647)
Add: net loss attributable to noncontrolling interest	-	99	-	2,364
Net loss attributable to Phyhealth Corporation and Subsidiaries	$(367,564)	$(283,803)	$(712,533)	$(483,283)
Net loss per share - basic and diluted	$(0.39)	$(0.51)	$(0.76)	$(0.87)

Weighted average shares outstanding - basic and diluted	932,001	553,359	931,932	553,359

Net loss	$(367,564)	$(283,902)	$(712,533)	$(485,647)

Unrealized investment holding gain (loss)	(4,600)	(20,457)	2,185	(94,364)
Less: reclassification adjustment for (gain) loss included in net loss	-	6,778	-	(141,077)
Comprehensive loss	(372,164)	(297,581)	(710,348)	(721,088)
Net loss attributable to noncontrolling interest	-	99	-	2,364
Comprehensive loss attributable to Phyhealth Corporation and Subsidiaries	$(372,164)	$(297,482)	$(710,348)	$(718,724)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phyhealth Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficit - Unaudited
For the six months ended June 30, 2012

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit

Balance- December 31, 2011	247,053	$25	51,047	$5	919,501	$92	$2,528,775	$(2,902,071)	$(102,585)	$(475,759)

Issuance of shares on acquisition	-	-	-	-	12,500	1	12,449	-	-	12,450

Beneficial conversion feature	-	-	-	-	-	-	30,000	-	-	30,000

Gain on sale to related party	-	-	-	-	-	-	28,344	-	-	28,344

Change in unrealized loss on marketable equity securities	-	-	-	-	-	-	-	-	2,185	2,185

Net loss for six months ended June 30, 2012	-	-	-	-	-	-	-	(712,533)	-	(712,533)

Balance - June 30, 2012	247,053	$25	51,047	$5	932,001	$93	$2,599,568	$(3,614,604)	$(100,400)	$(1,115,313)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phyhealth Corporation and Subsidiaries
Consolidated Statements of Cash Flows - Unaudited

	Six months ended June 30,
	2012	2011
Cash from operating activities:
Net loss attributable to Phyhealth Corporation and Subsidiaries	$(712,533)	$(483,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to noncontrolling interests	-	(2,364)
Gain on sale of equity securities	-	(141,077)
Gain on sale of surplus note receivable	-	(60,624)
Loss on diposal of property and equipment	37,235	-
Beneficial conversion feature	30,000	-
Bad debt expense	-	29,917
Depreciation and amortization	48,799	16,603
Amortization of debt discount	3,876	-
Changes in operating assets and liabilities:
Patient receivable, net	2,326	(70,404)
Other current assets	(3,500)	(1,000)
Due from related party	(1,238)	(7,920)
Other assets	6,957	(3,175)
Accounts payable and accrued liabilities	189,513	33,028
Accrued payroll liabilities	122,524	21,570
Net cash used in operating activities	(276,041)	(668,729)

Cash flows from investing activities:
Proceeds from sale of marketable securities	-	436,462
Purchase of property, furniture & equipment	-	(17,993)
Proceeds from surplus note receivable	-	422,875
Net cash provided by investing activities	-	841,344

Cash flows from financing activities:
Proceeds from margin loan	-	(137,609)
Proceeds from related party loans	294,000	-
Proceeds from deposit	25,000	-
Repayment of capital lease	(27,196)	(6,331)
Net cash provided (used) by financing activities	291,804	(143,940)

Net increase in cash	15,763	28,675
Cash, beginning of period	28,233	112,087
Cash, end of period	$43,996	$140,762

Supplemental disclosures of cash flow information:
Interest paid in cash	$6,155	$2,467
Income taxes paid in cash	$-	$-

Non-cash investing and financing activities:
Debt discount for beneficial conversion value	$30,000	$-
Note payable forgiven in exchange for assets transferred to related party	$50,000	$-
Unrealized (gain) loss on investments	$(2,185)	$94,364
Equipment purchases under capital lease	$-	$168,806
Acquisition of Sleep Center:
Assets acquired	$27,450	$-
Common stock issued	(12,450)	-
Liability incurred	(15,000)	-
Net cash received from acquisition of sleep center	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Unaudited
For the six months ended June 30, 2012 and 2011

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

Reverse Stock Split and Stock Sale- On April 2, 2012 the Company signed a “Stock Acquisition Agreement” (Agreement) whereby Queste Capital (Queste) agreed to purchase approximately 95% of the Company’s common stock as more fully described below.  In accordance with that agreement and prior to the execution of that stock sale the Company executed a 1 for 12 reverse stock split for all classes of stock.  Then on July 2, 2012 the Company issued 80,274,933 additional common shares to Queste which is approximately 99% of total common shares outstanding at date of closing.  The effect of the reverse stock split has been retroactively applied to all periods presented to reflect the impact of the reverse split on the common and preferred shares and per share amounts.

Termination of operations and default– As of June 30, 2012 the Company closed all it sleep centers.  Management has disposed of unencumbered assets and is negotiating the return of leased equipment for the release of the Company’s commitment under all equipment leases (see Note 6).  Subsequent to year-end they were in technical default on most of their equipment and property leases for the sleep center except for the Brighton facility as described in Note 4.  All assets were evaluated at June 30, 2012 for impairment and adjusted accordingly. Furthermore, the Company also decided to discontinue any pursuit of the insurance related business.

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
For the six months ended June 30, 2012 and 2011

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

Nature of Business and Current Operations –The Company has previously operated sleep centers in Colorado and Virginia, but as of June 30, 2012 the Company closed all of its sleep centers and discontinued all other potential healthcare related business plans.

As of the close of the capital transaction on July 5, 2012 described in Note 10, the Company entered into the Hospitality and Entertainment industry.

Going Concern - The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company and its ability to meet its ongoing obligations. The Company has a net loss attributable to Phyhealth Corporation and its subsidiaries of $712,533 and net cash used in operations of $276,041 for the six months ended June 30, 2012 and a negative working capital, stockholders’ deficit and an accumulated deficit of $1,265,292, $1,115,313 and $3,614,604, respectively, at June 30, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

The new majority owner’s plan to fund the needed cash flow of the new operation by obtaining additional financing for the company.  While management believes that this plan will provide the cash flow necessary to continue as a going concern, no assurances can be made that its plan will be successful.

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
For the six months ended June 30, 2012 and 2011

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

At June 30, 2012 and December 31, 2011, patient accounts receivable were presented net of an allowance for contractual discounts of $115,485 and $67,749, respectively, and an allowance for bad debts of $13,427 and $5,646, respectively.

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

Intangible - accreditation - The Company tests intangible assets for impairment in accordance with the provisions of Financial Accounting Standards Codification (ASC) section 350, “Goodwill and Other Intangible Assets.” Accordingly, intangible assets are tested for impairment at least annually or whenever events or circumstances indicate that intangible assets might be impaired.  As of June 30, 2012, the Company amortized all remaining intangible accreditation asset due to the shutdown of the sleep centers.

The accreditation that gives rise to this asset is a provisional accreditation was acquired on January 1, 2012 (See Note 4) which was amortized over the 6 month expected life.  Accreditation from the American Academy of Sleep Medicine is required in order for the sleep center to treat Medicare beneficiaries and certain commercially insured patients, including those patients insured by Blue Cross/Blue Shield of Colorado. The intangible accreditation asset previously reflected on the unaudited consolidated balance sheet was fully amortized during the six months ended June 30, 2012.

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Unaudited
For the six months ended June 30, 2012 and 2011

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

2.  INVESTMENTS IN SECURITIES

Investments made by the Company in equity securities as of June 30, 2012 are as follows:

Marketable Equity Securities:

ZST Digital Networks, Inc. Common Stock – In November 10, 2010 Spinoff, the Company received 75,000 shares of common stock in ZST Digital Networks, Inc. (ZST Digital), a Chinese supplier of optical and digital network equipment, listed as ZSTN on NASDAQ.

During the six and three months ended June 30, 2011, the Company sold shares of ZST Digital common stock with a market value of $440,699 and $13,212, respectively, receiving proceeds after selling costs of $436,462 and $12,918, respectively, and realizing a gain of $141,077 and a loss of $6,778, respectively.  No shares were sold during the same time period in 2012.

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

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Unaudited
For the six months ended June 30, 2012 and 2011

Based on the OTC market price of the stock currently held by the Company, an unrealized gain of $2,185 and an unrealized loss of $4,600 are reflected in the unaudited consolidated statements of operations and comprehensive loss for the six and three months ended June 30, 2012, respectively.  Additionally, an unrealized loss of $14,375 and $4,025 is also reflected for the six and three months ended June 30, 2011, respectively.  The fair value of these securities as of June 30, 2012 reflected in the accompanying unaudited consolidated balance sheet is $4,600.

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

On May 17, 2012 Bottled Water Media, Inc. filed for Bankruptcy under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court of the Central District of California.  Phyhealth is included as a Creditor in these proceedings.  No further information is available at this time.

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Unaudited
For the six months ended June 30, 2012 and 2011

3.  FAIR VALUE MEASUREMENTS

Marketable Equity Securities

As of June 30, 2012 the Company’s investments in marketable equity securities are based on the June 30, 2012 stock price as reflected in the OTC markets.  These marketable equity securities are summarized as follows:

	Equity Securities Cost	Aggregate Unrealized Gains (Loss)	Equity Securities Aggregated Fair Value
Marketable Equity Securities-Available for Sale:

Bio-Matrix Scientific Group, Inc.	105,000	(100,400)	4,600

Total Marketable Equity Securities-Available for Sale	$105,000	$(100,400)	$4,600

The unrealized income (losses) are presented in the comprehensive loss portion of the consolidated statements of operations and comprehensive loss and is included in the accumulated other comprehensive income – unrealized income (loss) on marketable equity securities on the balance sheet.

The levels of the fair value measurements for marketable equity securities are summarized as follows:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable Equity Securities – December 31, 2011	$2,415	$-	$-

Sale of equity securities	-	-	-

Total unrealized gains (losses) included in other comprehensive income	2,185	-	-

Marketable Equity Securities – June 30, 2012	$4,600	$-	$-

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Unaudited
For the six months ended June 30, 2012 and 2011

4.  SLEEP CENTER ACQUISITION

On January 1, 2012 (“closing date”), the Company acquired all the business and assets of Z-sleep Diagnoztics, LLC,  a Nebraska limited liability corporation for 12,500 shares of the Company common stock, issued February 14, 2012, and valued at $0.996 per share based on the quoted trading price on the closing date, or $12,450, plus two payments of $7,500 due on April 1, 2012 and July 1, 2012, for a total purchase price of $27,750.  The allocation of the final purchase price is summarized as follows:

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

The Company also entered into a three year operating lease for the operating facilities of this sleep center.  The minimum lease payments under this lease are as follows:

Years ended June 30,	Amount

2013	$23,900
2014	24,600
2015	2,100
Total	$50,600

The operating expenses subsequent to the January 1, 2012 acquisition have been included in the consolidated statement of operations and comprehensive loss as of June 30, 2012.  The Company received its first revenues in January 2012 from these operations.  The Company purchased these assets primarily for the provisional accreditation held by Z-sleep Diagnoztics, LLC.

Pro forma financial disclosures have not been presented since the financial impact of the Sleep Center operation was not material to the Company’s consolidated financial statements.

This facility was shut down as of June 30, 2012 and on July 1, 2012 the facility was subleased to another sleep care provider.  The new sleep care provider agreed to make the payments under the Company’s lease with the landlord and reimbursed the Company for its security deposit.

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Unaudited
For the six months ended June 30, 2012 and 2011

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

6.  DEFAULT ON LEASE COMMITMENTS

During the three months ended June 30, 2012, the Company missed lease payments required by their equipment leases.  Due to the shutdown of their facilities the Company does not expect to make future equipment lease payments and is in default of their lease agreements.  Consequently, all equipment lease payments are due and have therefore been reflected as a current liability in the consolidated balance sheet.

In addition, the Company has defaulted on two of their four facility leases.  They have subleased the Brighton facility and don’t expect to default on that lease.  They have also maintained payments on the corporate offices.  The two leases for which the Company is in default have future lease payments of $116,220.  However, management believes they have reasonable cause to terminate those leases.

7.  RELATED PARTIES

The Company has contracted with NextPath Partners, LLC (NextPath) to provide full-time marketing and related services for $7,500 per month to support the introduction and sales of Physhield’s medical malpractice products, particularly in Maryland and the District of Columbia.  Services include website development and maintenance, product development, communications, and direct marketing to physicians.  NextPath has also been engaged by the Company to provide substantially the same full-time marketing services to Phyhealth Sleep Care Corporation.  Next Path will not receive additional compensation for the services for Sleep Care over and above the $7,500 per month contracted amount. NextPath is owned and operated by the spouse of the President and CEO of the Company.  NextPath has more than twenty years executive management experience in target marketing for a Fortune 500 media corporation and complies with the Company’s Related Parties Policy.  NextPath was paid $0 for both the six and three months and ended June 30, 2012, respectively.  NextPath was paid $45,000 and $22,500 for the six and three months and ended June 30, 2011, respectively.  Of those amounts $27,500 and $15,000 was paid in the Company’s common stock in 2011, respectively.  The Company owes NextPath $60,000 as of June 30, 2012 for services provided from November 2011 to June 2012.

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Unaudited
For the six months ended June 30, 2012 and 2011

Extinguishment/Repayment of Note Payable to Related Party – On February 17, 2012, the Company agreed to offset 1) a $21,656 related party receivable resulting from 2011 costs paid on behalf of Physicians Healthcare Management Group, Inc. (an affiliate) and 2) any and all rights to certain investments that it had previously written-off, against the note payable of $50,000 owed to Physicians Healthcare Management Group, Inc.  Since the Company recognized a 100% impairment loss on the investment in 2011, it recognized a gain of $28,344 on February 17, 2012 when offsetting the $50,000 note payable against the assets described above.  This gain was recorded as an increase in additional paid in capital because it was a related party transaction.

Loan payable to related party officer and spouse – In the six and three months ended June 30, 2012 the President/Chief Executive Officer/Chairman of the Board and his spouse made unsecured, 12% interest loan to the Company of $198,000 and $28,000, respectively.  They had made loans for another $25,000 in 2011.  All these loans are due on demand and were used for general operating expenses.  Interest totaling $9,385 has accrued on these loans along with $28,808 of accrued interest on convertible note payable that was also loaned by this officer and his spouse.  The total $261,194 of interest and the unsecured loan is presented on the consolidated balance sheet as loan payable to related party officer and his spouse.

Loans from PHMG – PHMG loaned the Company $96,000 during the three months ended June 30, 2012.  Once offset against certain costs the Company paid on PHMG’s behalf, the net amount owed to PHMG by the Company at June 30, 2012 is $94,762.

8.  CONVERTIBLE NOTES PAYABLE – RELATED PARTY

The President/Chief Executive Officer/Chairman of the Board (CEO) and his Spouse has loaned the Company $300,000 in exchange for convertible notes payable, as summarized as follows:

Investor	Date of loan	Common Shares Issue	Loan Amount

President/CEO/Chairman of the Board	8/9/2011	20,833	$100,000
President/CEO/Chairman of the Board	8/26/2011	20,833	100,000
Spouse of President/CEO/Chairman of the Board	10/6/2011	41,667	100,000
		83,333	$300,000

On August 9, 2011, the Company executed a convertible note payable with its President/Chief Executive Officer/Chairman of the Board (CEO), whereby the Company would draw down loans from the CEO up to four times at increments of at least $25,000, for a total maximum of $100,000.  The CEO advanced all $100,000 on this note in August 2011 under three draws.  The note earns 12% interest per annum, payable on the maturity date of November 9, 2011, plus 20,833 shares of the Company’s common stock payable and issued on August 9, 2011.  The CEO has the option to convert the note and accrued interest at $3.36 per share, unless the note is in default, at which time the conversion rate changes to $1.68 per share.  The Company has defaulted on this note.

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Unaudited
For the six months ended June 30, 2012 and 2011

The 20,833 shares of common stock issued with the debt, which represents a loan fee, was recorded at their relative fair value of $19,444 with a corresponding debt discount.  Additionally, a beneficial conversion value of $5,556 was recorded as a debt discount and additional paid-in capital. Both discounts are being amortized to interest expense over the term of the note.  The subsequent draws, totaling $75,000, caused additional beneficial conversion values of $18,750 to be recorded and to be amortized over the remaining term of the loan.  There is also a contingent beneficial conversion value due to the default of the Company that totals $56,250.  This contingent beneficial conversion value was recorded as of the date of the default.  The default caused a decrease in the conversion price of the note to $1.68 per share.

On August 26, 2011, the Company executed a second 12% convertible note payable with its President/Chief Executive Officer/Chairman of the Board (CEO), with the exact same terms as described above, maturing November 26, 2011.  The 20,833 shares of common stock issued with the debt, which represents a loan fee, was recorded at their relative fair value of $19,444 with a corresponding debt discount.  Additionally, a beneficial conversion value of $5,556 was recorded as a debt discount and additional paid-in capital. Both discounts are being amortized to interest expense over the term of the note.  The subsequent draws, totaling $75,000, caused additional beneficial conversion values of $18,750 to be recorded and amortized over the remaining term of the loan.  There is also a contingent beneficial conversion value due to the default of the Company that totals $56,250.  The default caused a decrease in the conversion price of the note to $1.68 per share.

On October 6, 2011, the Company executed a convertible note payable with the spouse of its President/Chief Executive Officer/Chairman of the Board (CEO), whereby the Company would draw down loans up to four times at increments of at least $25,000, for a total maximum of $100,000.  The CEO’s spouse advanced all $100,000 on this note in October 2011 under two draws.  The note earns 12% interest per annum, payable on the maturity date of January 6, 2012, plus 41,667 shares of the Company’s common stock payable as a loan fee and issued on October 6, 2011.  The holder has the option to convert the note and accrued interest of $0.80 per share, unless the note is in default, at which time the conversion rate will change to $0.50 per share.  The Company has subsequently defaulted on this note.

The 41,667 shares of common stock issued with the debt, which represents a loan fee, was recorded at their relative fair value of $27,322 with a corresponding debt discount.  Additionally, a beneficial conversion value of $22,678 was recorded as a debt discount and additional paid-in capital. Both discounts are being amortized to interest expense over the term of the note.  The subsequent draw of $50,000 caused additional beneficial conversion values of $8,300 to be recorded and to be amortized over the remaining term of the loan.  There is also a contingent beneficial conversion value due to the default of the Company that totals $30,000.  This contingent beneficial conversion value was recorded as of the date of the January 6, 2012 default on the note and expensed immediately.  The default caused a decrease in the conversion price of the note to $0.50 per share.

Interest expense of $33,876 and $0 was recorded as a result of the amortization of debt discount from the convertible notes payable for the six and three months ended June 30, 2012.    The Company also recorded $17,950 and $8,975 of accrued interest on the convertible notes for the six and three months ended June 30, 2012, for total accrued interest expense owed on these notes of $28,808 at June 30, 2012.

9.  STOCKHOLDERS’ EQUITY

On January 1, 2012, the Company issued 12,500 shares of its common stock in the acquisition in of a sleep center as described in Note 4.  The shares were valued at $0.996 per share or $12,450 based on the quoted trading price on the closing date of issuance.

On January 6, 2012, the Company defaulted on the third convertible note payable to the spouse of its President/Chief Executive Officer/Chairman of the Board (CEO) as fully described in Note 8.  As a result of that default the Company recorded an additional $30,000 beneficial conversion and expensed it immediately with a credit to additional paid in capital.

Phyhealth Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Unaudited
For the six months ended June 30, 2012 and 2011

On April 27, 2012 the Company amended its articles of incorporation to increase the authorized shares of its common stock from 40,000,000 to 200,000,000 shares.  It also reduced it authorized preferred shares from 10, 000,000 (5,000,000 designated to each series A and series B shares) to 1,000,000 shares of Series A preferred stock and 1,000,000 share of Series B preferred stock.

On May 10, 2012 the Company executed a reverse stock split issuing investors 1 share of stock for every 12 shares they owned at the declaration date of April 16, 2012.  This stock split was applied to common stock as well as the series A and series B preferred shares (see Note 1).  Additionally, the Company made an accommodation to facilitate a purchase transaction between two investors for 19,137 shares of series B preferred stock.  This accommodation was to provide relief from the effects of the reverse split by adjusting the conversion rate as of the reverse stock split that would have resulted in a conversion rate of 40 shares of common stock for every one 1 post-reverse split series B share.   The revised conversion rate for these shares was 104.51 common shares for every one 1 post-reverse split series B share.   There is no financial statement impact of this inducement until the shares series B shares are converted.  All these shares were converted in July 2012 as further discussed in, the subsequent events Note 11.

10.  DEPOSIT AND SUBSEQUENT STOCK SALE

On April 2, 2012 the Company signed a “Stock Acquisition Agreement” (Agreement) with Queste Capital (Queste) which was later amended on June 29, 2012.  Under this amended agreement the Company agreed to execute a 1 to 12 reverse stock split for all classes of stock which was completed on May 10, 2012 as described in Note 9 above.  Subsequently, Queste purchased 80,274,933 shares of the Company’s common stock which equated to approximately 95% of the Company’s outstanding common stock as of the closing on July 5, 2012.  As consideration for those shares Quest:

•
Paid $25,000 to the Company as a deposit on June 29, 2012 until the closing.  Those funds were to pay down the debt owed to the President/Chief Executive Officer/Chairman of the Board.  However, the President/Chief Executive Officer/Chairman of the Board did not withdraw the funds thereby re-loaning those funds to the Company to pay expenses.

•	Assumed $325,000 of debt owed to the President/Chief Executive Officer/Chairman.
•	Agreed to pay $75,000 in new legal fees in installments in July and August of 2012.

This capital transaction was recorded as of the date of closing subsequent to the accompanying consolidated financial statements.

11.  SUBSEQUENT EVENTS

Issuance of Commons Stock - The Company sold and issued 80,274,933 shares of common stock as more fully described in Note 10.  Upon issuance of the stock, the company relieved the corresponding debt from its consolidated balance sheet and expensed the additional legal fees.

Transfer of assets from Queste Capital – Subsequent to the issuance of 80,274,933 shares of the Company’s common stock, the new majority owner, Queste, assigned certain assets to the Company.  The historical cost and transfer value of these assets are being analyzed and will be recorded at the appropriate amounts in the Company’s consolidated balance sheet.

Conversion of Series B Preferred Shares- In July and August 2012 all 19,137 post-split series B preferred shares described in stockholders equity Note 9 were converted into 2,000,000 shares of the Company’s common stock, of which 1,234,527 shares resulted from the Company’s accommodation (bonus shares).  Based on the market rate as reflected in the OTC markets of between $1.01 and $1.24 per share at the date of the conversion, the bonus shares created a charge of $1,269,588 in the Company’s consolidated statement of operations and comprehensive loss subsequent to the accompanying financial statements.

Issuance of Stock for Legal Services - On July 17, 2012, the Company issued 201,274 shares of the Company’s common stock to a law firm for legal services rendered.  The shares were owed and vested upon closing of the transaction described in Note 10 above.  Therefore, they were recorded as legal expense at the market value as reflected in the OTC markets of $1.01 per share on the date of the closing which totaled $203,287.

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

Operational Overview:

The Company was dormant during 2008, 2009 and most of 2010.  The Company was created to receive the business, operating assets and liabilities of Physician Healthcare Management Group, Inc. (PHMG) under a spinoff where shares of the Company were distributed to the stockholders of PHMG and both PHMG and the Company became independent publicly traded companies.

The Company’s intended core product has been the development of community health plans-based on a health maintenance organization (HMO) license-that was designed to be owned and operated in partnership with the participating physicians.

In addition to its community health plan (HMO) operations, the Company expanded its product offerings to include ownership and operation of local healthcare facilities and other products and services designed to support its goal to increase physicians’ income, reduce their expenses and add to their net worth.  Part of this plan was initiated in October 2010 when the Company incorporated a wholly-owned subsidiary named Phyhealth Sleep Care Corporation (Sleep Care) and entered into an agreement with an individual operator to open and acquire a series of sleep care centers over the next year.  In November 2010, Sleep Care initiated the development of a 2-bed diagnostic sleep care center in Longmont, Colorado and purchased the assets and assumed certain liabilities of an existing 2-bed diagnostic sleep care center in Denver, Colorado.   In January 2011, the Denver facility was expanded to 4 beds.  In June 2011, Sleep Care opened a 4-bed diagnostic sleep center in Culpeper, Virginia.  In December 2011, the Company closed the Denver facility coincident with the expiration of the leases for this facility, and in January 2012, the Company purchased a 2-bed facility in Brighton, Colorado.

In December 2011, the Medical Director of the Culpeper sleep center resigned and opened a competing sleep center in Culpeper.  The Medical Director served as Phyhealth’s billing agent for the sleep center, and the center billed its services through the Medical Director’s insurer/payer reimbursement agreements.  In addition to hiring a new Medical Director, the Medical Director’s resignation forced the center to seek its own insurer/payer contracts for reimbursement. A new Medical Director was appointed effective January 1, 2012. Phyhealth Sleep Care Corporation immediately applied for insurer/payer reimbursement agreements as an Independent Diagnostic Testing Facility (IDTF) and continued to treat patients at the Culpeper center with insurers with which it was able to immediately contract and out-of-network patients.

On April 3, 2012, Phyhealth Sleep Care Corporation entered into a settlement agreement with its former Medical Director and other involved parties to resolve the dispute over the Medical Director’s alleged breach of contract.  The terms of the settlement include a confidentiality provision, which precludes the disclosure of further details of the settlement.

Effective June 30, 2012, Phyhealth Sleep Care closed the Culpeper sleep center due to the Center’s continuing  negative cash flow and operating losses generated throughout its first year of operations.  In addition, the reimbursement contracts offered by the insurers/payers to the Culpeper sleep center provided lower reimbursement rates than the center had been receiving and were insufficient for the Culpeper sleep center to operate profitably.

Effective June 30, 2012, Phyhealth Sleep Care closed the Longmont and Brighton, Colorado sleep centers due to continued negative cash flows and operating losses, and the inability of these centers to generate sufficient patient volume to operate profitably.  The primary reason was the unpredicted inability for the Brighton Center to obtain a contract for reimbursement with the largest insurer in this market either through its own contract as an IDTF or through the Medical Director for the Brighton Center.

In order for Phyhealth Sleep Care Corporation to be successful long term, it was necessary for the Company to acquire additional sleep centers with profitable operations in geographically complementary markets.  These acquisitions could provide the economies of scope and scale required for consistently profitable operations. Other than the Brighton center, the Company was unable to complete additional acquisitions.  Phyhealth Corporation’s sleep care initiative has been met with regulatory and credentialing agency delays and “red tape” which have prevented the Company from fully developing its markets.  Recently, major payers have dramatically reduced the reimbursement for the type of Independent Diagnostic and Testing Facilities (IDTFs) that the Company operated.  With the current trend of operating costs continuing to rise while reimbursement rates decline, the operation of diagnostic sleep centers presents in management’s view a relatively unattractive long-term investment.

Concurrently, on June 28, 2012, the United States Supreme Court voted to uphold the Affordable Care Act (ACA), popularly known as ObamaCare, and refused to overturn the law’s individual mandate for the purchase of health insurance, thus subjecting individuals and companies to fines and penalties for failing to comply.  The ACA is a central issue in the presidential and congressional election cycle in November 2012, and there continues to be a large degree of uncertainty over the continuing status of the ACA.  This uncertainty gives rise to unpredictability in both the structure and operation of the health care delivery system and the health insurance market. While substantive changes to the healthcare system are already underway, Phyhealth’s management believes the structure and operation of the nation’s “next generation” healthcare system will remain dynamic and unpredictable over the next several years as political forces continue to manipulate the structure, operation and regulation of the healthcare delivery and third party payment processes.

Phyhealth Corporation’s business model to develop community health plans using an HMO framework has been met with a series of regulatory and financial challenges and barriers, the most significant of which are related to the ACA law. In order for Phyhealth to develop its community health plan model, the Company would need to continually modify its model in a market and regulatory environment expected to produce frequent and unpredictable changes.  Further, the ACA law places limits on insurer’s profitability, authorizes additional federal controls on pricing and medical loss ratios, and imposes new taxes on health insurance premiums.  In combination, these factors raise considerable barriers to the long term success for new entrants into the healthcare delivery and health insurance businesses. Despite Phyhealth management’s confidence in the effectiveness of its unique model, which is appropriately centered on the physician-patient relationship and founded in principles proven to be successful, management is not confident in the feasibility of raising the much increased funding that would now be required to develop its plans and to be a successful long term player in a market dominated by large insurers and integrated healthcare delivery systems.  As a result, Phyhealth’s management reached the decision to suspend its community health plan development business effective June 30, 2012.

Over the past several months, it became clear to Company management that Phyhealth’s healthcare-driven business model alone could not produce the results expected, and as a result, the Company sought strategic partnerships with companies outside the healthcare industry whose business models offered faster growth, more liquidity and higher returns for stockholders.

For the above reasons, on April 2, 2012, Phyhealth entered into a Stock Acquisition Agreement with Queste Capital (Queste) that provided for Queste to acquire 80,274,933 shares of Phyhealth Corporation common stock, representing approximately 95% of the outstanding shares, calculated fully diluted and post stock issuance.  On July 5, 2012, the Queste acquisition closed, and Queste Capital assumed voting control over Phyhealth Corporation.  Phyhealth Corporation’s stock will continue to be traded under the symbol PYHH on the OTC Bulletin Board.

Queste Capital was established in 2010 by experienced managers in the hospitality and entertainment development industry.  Queste Capital’s unique approach to its projects is premised on identifying and developing one-of-a-kind locations that involve low acquisition and construction costs.  The projects in which they are involved have significant cash flow and revenue potential.

In pursuit of this new business plan, on July 2, 2012, Queste Capital assigned and transferred to Phyhealth Corporation two separate asset purchase agreements pertaining to Queste’s hotel and entertainment construction project in Las Vegas, Nevada. These asset purchase agreements include the approved architectural plans and drawings, concepts, furniture, office equipment, computers, marketing material, documents and all related collateral plus all other items concerning the contemplated project (the "Architectural Plans"). The total combined cost of the Architectural Plans, through June 2012, was $18,703,090.  These assets are still under evaluation and additional information will be available on the accretive value of these assignments to Phyhealth.

Phyhealth management believes that the Queste acquisition will provide a substantial value increase for its existing shareholders even after the dilution occasioned by the Queste Capital transaction.  While current management anticipates that Queste will assume management control of Phyhealth Corporation, the Company’s businesses outside of hospitality and entertainment will be grouped under a new subsidiary that will be managed by the current Phyhealth management team.

Results of Operations for the six and three months ending June 30, 2012 compared to the six and three months ending June 30, 2011

Sleep care operations:

The revenues increased by $92,515 from $184,263 in the six months ended June 30, 2011 to $276,778 in the six months ended June 30, 2012, respectively.  Revenues also increased by $38,505 from $131,020 in the three months ended June 30, 2011 to $169,525 to the three months ended June 30, 2012, respectively. These increases were mostly due to the increased capacity with the opening of new sleep centers.

The sleep care operating expenses increased from $188,418 to $345,068 for the six months ended June 30, 2011 to the six months ended June 30, 2012, respectively.  The combined medical professional fees and salaries included in sleep care operating expenses increased from $116,232 to $278,675 during these same time periods, respectively.  Also included in sleep care operating expenses was rent expense that increased from $46,471 to $63,057 during the six months ended June 30, 2011 to June 30, 2012, respectively.

The sleep care operating expenses increased from $78,897 to $153,634 for the three months ended June 30, 2011 to the three months ended June 30, 2012, respectively.  The combined medical professional fees and salaries included in sleep care operating expenses increased from $33,624 to $122,811 during these same time periods, respectively.  Also included in sleep care operating expenses was rent expense that increased from $33,961 to $30,808 during the three months ended June 30, 2011 to June 30, 2012, respectively.

Corporate expenses:

Officer and director compensation of $152,939 and $188,746 for the six months ended June 30, 2012 and 2011, respectively, was incurred in accordance with the employment contracts of the two executive officers of the Company. However, of the $152,939 compensation for the six months ended June 30, 2012, the Company still owes two executives $147,939 because there was insufficient cash to pay their compensation under their contracts.  As of June 30, 2012, the Company owes the two executives a total of $213,978 in unpaid compensation.  Discussions with management on the settlement of the outstanding balances have been initiated but no conclusion has been reached at this time.

Officer and director compensation was $67,524 and $108,845 for the three months ended June 30, 2012 and 2011, respectively. However, none of the $67,524 compensation for the three months ended June 30, 2012 was paid to the executives because there was insufficient cash to pay their compensation under their contracts.  Discussions with management on the settlement of the outstanding balances have been initiated but no conclusion has been reached at this time.

Consulting and professional fees totaled $174,392 and $214,687 for the six months ended June 30, 2012 and 2011, respectively, and $127,081 and $114,481 for the three months ended June 30, 2012 and 2011, respectively.  These amounts consisted mostly of legal, audit and accounting fees incurred in the completion of the Company’s annual and quarterly periodic filings and other day to day operating matters, as well as legal costs to settle certain operational disputes.

Bad debt expense of $29,917 and $0 for the six and three months ended June 30, 2011 was a result of recording the allowance for doubtful accounts for all costs due to the Company by Physhield Insurance Exchange, a Risk Retention Group.  Since the Physhield Risk Retention Group was terminated, the Company will not be reimbursed for these costs.

The Company’s general and administrative expenses totaling $209,217 and 243,717 for the six months ended June 30, 2012 and 2011, respectively, and $102,873 and $163,126 for the three months ended June 30, 2012 and 2011, respectively.  The decrease is due to a decrease in professional fees spent in development of the sleep care business.

Liquidity and Capital Resources

The Company’s cash and liquidity resources have been provided by loans from related parties over the past six months.  The President, Chief Executive Officer and Chairman of the Board (CEO) and his spouse have loaned the Company $198,000 in short-term unsecured loans with 12% interest to fund the operations of the Company.  These loans are due on demand and at interest rate competitive for similar type loans.  The Company has also received a loan of $96,000 from Phyhealth Management Group, a related entity.

The Company is currently out of funds and is looking for additional financing. On July 5, 2012, in order to raise funds, the Company has entered into a transaction where it sold common stock that is approximately 95% of its fully diluted ownership interest.  In return the Company received $25,000 in cash, $325,000 of debt relief and a commitment to pay $75,000 of legal fees from the transaction (See Note 10 in the consolidated financial statement). The controlling investors transferred assets to the Company and plan to raise additional capital for its new operations in the hospitality and entertainment industry.  However, no guarantee can be made that the funds will be received by the Company.

Off-Balance Sheet Arrangements

None

Debt and Contractual Obligations

As a result of the spin-off on November 10, 2010, the Company assumed the two employment agreements previously with PHYH, one with its President/Chief Executive Officer/Chairman of the Board (CEO), the other with its Vice President, Chief Operating Officer and Corporate Director (COO).  Both agreements are effective upon signing and expire on December 31, 2012.  The base salary of the two agreements total $270,000, with combined escalation clauses up to $900,000 if certain revenue, equity and profit milestones are met.

Capital lease payments - The Company is also obligated to monthly payments under three year equipment capital leases are as follows:

Year ended June 30:	Amount

2013	$98,700
2014	55,600
2015	5,600
Total	$159,900

During the three months ended June 30, 2012, the Company missed lease payments required by their equipment leases.  Due to the shutdown of their facilities, the Company does not expect to make future equipment lease payments and is in default on their lease agreements.  Consequently, all equipment lease payments are due and have therefore been reflected as a current liability in the consolidated balance sheet.  The Company is hopeful that it will be released from the equipment lease liability in exchange for the return of the equipment under the lease, but that cannot be guaranteed.

Operating lease payments - The Company has lease commitments for corporate office space and three sleep care operational facilities.  The minimum operating lease payments under all four facility leases are summarized as follows:

Year ended June 30:	Amount

2013	$109,300
2014	132,700
2015	2,100
Total	$244,100

The Company has subleased one of the sleep care facilities which mitigate a portion of the above commitment.  The Company expects the tenant to pay the entire lease payments for that facility which totals $23,900, $24,600 and $2,100 in the years ended June 30, 2013, 2014 and 2015, respectively.

The Company has defaulted on two of their four facility leases.  The two leases for which the Company is in default have aggregate future lease payments of $116,220.  However, management believes they have reasonable cause to terminate those leases, although this cannot be assured.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. On an ongoing basis, we re-evaluate our judgments and estimates (including those related to bad debts, investments and income taxes). We based our estimates and judgments on our historical experience, knowledge of current conditions.  However, the critical accounting policies for future operations will likely be significantly different because of the change in operations into a new industry as described above.  The following are our critical accounting policies of the historical financial statements.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and is to be applied retrospectively. The Company does not expect that the adoption of ASU 2011-05 will have a material impact on its consolidated financial statements.

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

The investor seeks to have the conversion, executed by PHMG and the investor’s former Investment Advisor, declared void, so that the convertible debenture, with PHMG, in an amount of $263,000, plus accrued interest, would remain a convertible debenture with PHMG instead of preferred stock with PHMG.  PHMG believes this case is without merit and has instructed its legal counsel to vigorously contest this matter.  The investor’s former Investment Advisor and PHMG deny that there was any conflict of interest and deny any wrongdoing in this exchange, and deny any other circumstance which would enable the investor to retroactively avoid the exchange.  After discovery in the litigation is complete, PHMG's legal counsel plans to file a motion for summary judgment, as its legal counsel sees no factual basis for the complaint. PHMG’s management believes it will successfully defend this claim and does not believe that the outcome of this litigation will have a material impact to PHMG’s consolidated financial statements.  The Company's management does not believe that the outcome of this litigation will have any impact on the Company's consolidated financial statements. Accordingly, no liability has been recorded in PHMG's financial statements or the Company’s consolidated financial records regarding this litigation between PHMG and the PHMG investor.

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

PHYHEALTH CORPORATION

Date: August 20, 2012	By:	/s/ Robert L Trinka
Robert L. Trinka,
Chairman, President, CEO,
Principal Executive Officer and Principal Financial

Date: August 20, 2012	By:	/s/ Fidel Rodriguez
Fidel Rodriguez,
V.P./Chief Operating Officer,
Director and Treasurer